Form 10-K/A
period 2022-12-31
GENELUX CORP
filed 2023-05-01
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 001-41599

GENELUX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0583529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2625 Townsgate Road Suite 230	91361
Westlake Village, California	(Zip Code)

(Address of principal executive offices)

Registrant’s telephone number, including area code: (805) 267-9889

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GNLX	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant was approximately $474.2 million, based on the closing price of the registrant’s Common Stock on April 25, 2023.

There were 24,553,470 shares of Common Stock outstanding as of April 25, 2023.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or this Form 10-K/A, to the Annual Report on Form 10-K of Genelux Corporation, or Genelux, the Company, we, us, our and similar references, for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 29, 2023, or the Original Form 10-K, is being filed solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G (3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted, as required by Question 161.01 of the Compliance and Disclosure Interpretations of the Division of Corporation Finance of the SEC.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our current executive officers and directors as of April 25, 2023. There are no family relationships among any of our directors or executive officers.

Name	Age	Position

Executive Officers:
Thomas Zindrick, J.D.	64	President, Chief Executive Officer and Board Chair
Paul Scigalla, M.D., Ph.D.	78	Chief Medical Officer
Tony Yu, Ph.D.	52	Vice President, Clinical Trial Operations
Joseph Cappello, Ph.D.	66	Vice President, Pharmaceutical Development and General Manager of Manufacturing
Doug Samuelson	63	Chief Financial Officer
Qian Zhang, Ph.D.	58	Associate Vice President, Research
Sean Ryder, J.D.	54	General Counsel and Corporate Secretary

Non-Employee Directors:
Mary Mirabelli(1) (2) (3)	66	Director
John Thomas, Ph.D.(1) (2) (3)	65	Director
James L. Tyree	70	Lead Independent Director
Gabe Woodward(1) (2) (3)	43	Director

(1) Member of the compensation committee.

(2) Member of the nominating and corporate governance committee.

(3) Member of the audit committee.

Executive Officers

Thomas Zindrick, J.D. has served as our President, Chief Executive Officer and a member of our board of directors, or the Board, since May 2014 and as our Chair since July 2021. Currently, he serves as Executive Chair of Aeromics, Inc, a clinical-stage pharmaceutical company developing products for the treatment of ischemic stroke, since August 2018. From 1993 to 2009, Mr. Zindrick was at Amgen, where he held positions of increasing responsibility, including Vice President Associate General Counsel from 2001 to 2004 and again from 2008 to 2009. At Amgen, from 2004 to 2008, Mr. Zindrick served as Chief Compliance Officer. Prior to joining Amgen, Mr. Zindrick was an attorney at The Dow Chemical Company. Mr. Zindrick served on the board of directors of DNX Biopharmaceuticals, Inc. from November 2014 to March 2020. Mr. Zindrick received his J.D. from the University of Illinois College of Law and a B.A. in biology from North Central College in Naperville, Illinois.

We believe Mr. Zindrick’s extensive experience managing and leading companies within the pharmaceutical and biotechnology industries qualify him to serve on the Board.

Paul Scigalla, M.D., Ph.D. has served as our Chief Medical Officer since September 2011. Since September 2003, he has served as President and Chief Executive Officer of International Pharmaceutical Research Consulting. From 2001 to 2003, he served as Vice President Research Oncology, at Pharmacia/Pfizer Bedminster, New Jersey and from 1998 to 2001, he served as Executive Vice President at SUGEN, Inc. Dr. Scigalla served as Senior Vice President, Development Worldwide at Boehringer Mannheim from 1984 to 1998. Dr. Scigalla received an M.D. and a Ph.D. in pediatrics from Humboldt University in Berlin.

Tony Yu, Ph.D. has served as our Vice President of Clinical Trial Operations since January 2010. Previously, he served as our Associate Vice President of Preclinical Research and Business Development from 2008 to 2010. From 2002 to 2008, Dr. Yu was Director of the Imaging Group and Director of Tumor Diagnosis/Therapy. Dr. Yu received a B.A. in biology from the University of Utah and a Ph.D. in anatomy and biochemistry from Loma Linda University.

Joseph Cappello, Ph.D. has served as our Vice President of Pharmaceutical Development since November 2012 and General Manager of Manufacturing since September 2018. Previously, from 1988 to 2010, Dr. Cappello served as the Vice President and Chief Technology Officer of Protein Polymer Technologies Inc. From January to September 2012, Dr. Cappello served as the Director and General Manager in the Biological Test Center of B. Braun Medical Inc. Dr. Cappello earned his Ph.D. in Biological Chemistry from the University of Cincinnati, College of Medicine, and his B.S. in Molecular and General Genetics from the University of California, Davis.

Doug Samuelson has served as our Chief Financial Officer since January 2023. Mr. Samuelson served as our Vice President, Finance from September 2022 to January 2023, and has served as a consultant to the Company since January 2021. Mr. Samuelson served as the part-time Chief Financial Officer of Wellness Center USA, Inc. from 2016 to January 2023. Prior to that, Mr. Samuelson served as the Director of Accounting of Second Sight Medical Products, Inc. from September 2016 to March 2020. From January 2018 to June 2019, he also served as the Chief Financial Officer of AdvaVet, Inc. He also served as Chief Financial Officer of Solis Tek, Inc. from 2014 to 2016, as Chief Financial Officer of Medacta USA, Inc. from 2011 to 2014, and as Interim Chief Financial Officer and the Director of Accounting and Financial Reporting for Response Genetics, Inc. from 2010 to 2011. Mr. Samuelson earned a B.S. in accounting from the University of Utah and a M.S. in computer science from the California State University, Northridge.

Qian Zhang, Ph.D. has served as our Associate Vice President, Research since January 2008. Previously, Dr. Zhang served as our Director of Molecular Biology from January 2003 to 2008. Dr. Zhang earned her Ph.D. in Physiology and Molecular Biology and Master’s in Public Health from Loma Linda University, and her Bachelor’s in Medicine from Qingdao University Medical College (aka Qingdao Medical College), China (ACEI certified to be equivalent to the first professional degree of Doctor of Medicine).

Sean Ryder, J.D. has served as our General Counsel and Corporate Secretary since October 2021. Previously, from August 2019 to October 2021, Mr. Ryder was the Associate General Counsel of Mesoblast Limited. Previously, Mr. Ryder was the Vice President of Legal from November 2011 to August 2019 and Acting Chief Compliance Officer from November 2011 to March 2016 at Helsinn Therapeutics (U.S.), Inc. From February 2007 to October 2011, Mr. Ryder was the Senior Director of Legal at Glenmark Generics Inc., USA. Mr. Ryder received his B.S. in biochemistry from University of Maryland College Park and his J.D. from University of San Francisco School of Law.

Non-Employee Directors

Mary Mirabelli has served as a member of the Board since June 2021. Ms. Mirabelli has served as the senior vice president at the Healthcare Finance Management Association since April 2018. Previously, Ms. Mirabelli has served as the Vice President of Global Healthcare Services at Hewlett Packard Enterprise Company from June 2014 to April 2018. Ms. Mirabelli served as a senior executive at Hospital Corporation of America from 2000 to 2014. Ms. Mirabelli holds a B.S. in occupational therapy from University of Illinois at Urbana- Champaign and an MBA in management from Northwestern University’s Kellogg Graduate School of Management.

We believe Ms. Mirabelli’s extensive experience managing and leading companies within the healthcare industry qualify her to serve on the Board.

John Thomas, Ph.D. has served as a member of the Board since September 2002. Dr. Thomas served as our first Chief Financial Officer from 2002 to 2004. Dr. Thomas has been the Dean of the School of Business and Management at La Sierra University since 1999. Dr. Thomas has served on the boards of directors of KSGN Good News Radio since January 2004, Loma Linda Broadcasting Network International since January 2009 and ADRA International as a member of the finance committee since September 2015. He previously served as a member of the board of directors of the Family Service Association from 1992 to 2018. Dr. Thomas holds an M.B.A. in finance from Loma Linda University and an M.B.A. in marketing from Symbiosis Institute of Management Studies, an M.A. in international political economy from Claremont Graduate University and a Ph.D. in political economy from Claremont Graduate University.

We believe that Dr. Thomas’s extensive training, expertise and experience in finance, qualifies him to serve on the Board.

James L. Tyree has served as a member of the Board since May 2012. Mr. Tyree served as Chairman of the Board from 2014 to 2021 and as our Lead Independent Director since July 2021. Mr. Tyree is the retired co-founder and managing partner of Tyree & D’Angelo Partners, a private equity investment firm founded in 2014. Prior to founding Tyree & D’Angelo Partners, Mr. Tyree retired as Executive Vice President and President of Abbott Biotech Ventures, a subsidiary of Abbott Laboratories in 2012. Prior to that position, Mr. Tyree held numerous executive positions at Abbott, including Executive Vice President Global Pharmaceuticals, Senior Vice President Global Nutrition, Corporate Vice President Pharmaceutical and Nutritional Products Group Business Development and Divisional Vice President and General Manager, Japan. Mr. Tyree also served as a member of the board of directors of ChemoCentryx, Inc. since June 2012, until the company was sold to Amgen in 2022 and at that time was lead independent director. Mr. Tyree previously served as a member of the board of directors of SonarMed, Inc. (now a subsidiary of Medtronic plc). Mr. Tyree currently serves as a member of the board of directors and chair of the compensation committee of Assertio Holdings, Inc. since October 2016. Mr. Tyree previously served as chairman of the board of directors of the Illinois Biotechnology Industry Organization, as a member of the Advisory Board of the University of Chicago Booth Graduate School of Business, and as a member of the Chicago Council on Global Affairs chairing the Global Health Policy Roundtable. Mr. Tyree earned his B.A. in psychology and forensic studies and an M.B.A. from Indiana University.

We believe that Mr. Tyree’s extensive experience in biotechnology and pharmaceuticals, qualifies him to serve on the Board.

Gabe Woodward has served as a member of the Board since February 2021. Mr. Woodward co-founded Woodward Diversified Capital, a family wealth management and private equity investment firm, in March 2020. Mr. Woodward serves as the Chief Executive Officer and chairman of the board of directors for Nexus 3D Consulting since November 2017, the President of the Kern County Cancer Foundation non-profit since August 2019 and currently serves on the boards of Fundare Resources since September 2021, Rangeview Resources since July 2022 and Parsons Medical since October 2022. Mr. Woodward has owned The Bakersfield Swim Academy since May 2012. Mr. Woodward worked at Wells Fargo Private Bank from April 2009 to March 2020 where he served as a SVP-Private Wealth Advisor. Mr. Woodward won medals in swimming at the 2004 Summer Olympics and the 2007 Pan American Games. Mr. Woodward graduated from the University of Southern California with a B.A. in social sciences.

We believe Mr. Woodward’s extensive experience in private equity and wealth management, qualifies him to serve on the Board.

Audit Committee Members and Financial Expert

The Audit Committee of the Board, or the Audit Committee, was established by the Board to oversee our corporate accounting and financial reporting processes, systems of internal control and financial-statement audits, and to oversee our independent registered accounting firm. The Audit Committee is currently composed of three directors: Ms. Mirabelli, Mr. Woodward, and Dr. Thomas, with Dr. Thomas serving as Chair. The Board has adopted a written Audit Committee charter that is available to stockholders on our website at https://investors.genelux.com/corporate-governance/documents-charters. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Form 10-K/A.

The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board has determined that each of the members of the Audit Committee satisfies the independence requirements under Rule 10A-3(b)(1) of the Exchange Act. The Board has also determined that Dr. Thomas qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2022, consisting of our principal executive officer and the next two most highly compensated executive officers who were serving in such capacity as of December 31, 2022, were:

●	Thomas Zindrick, J.D., our President and Chief Executive Officer;

●	Doug Samuelson, our Chief Financial Officer; and

●	Sean Ryder, J.D., our General Counsel and Corporate Secretary.

Summary Compensation Table

The following table presents all of the compensation awarded to or earned by or paid to our named executive officers during the fiscal years ended December 31, 2021 and 2022. We did not pay any non-equity incentive plan compensation or have any non-qualified deferred compensation earnings and have omitted those columns from the table.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Thomas Zindrick, J.D.	2022	500,000		-		-		-		500,000
President and Chief Executive Officer	2021	500,000		-		-		16,893	(1)	516,893

Doug Samuelson(5)	2022	85,077	(6)	-		822,400	(3)	165,333	(2)	1,072,810
Vice President, Finance(7)	2021	-		-		-		240,000	(2)	240,000

Sean Ryder, J.D.	2022	330,000		50,000	(4)	-		-		380,000
General Counsel and Corporate Secretary	2021	79,961	(8)	50,000	(9)	1,208,618	(3)	-		1,338,579

(1)	Includes $16,893 related to company-paid housing.
(2)	Mr. Samuelson was a consultant from January 2021 through September 8, 2022. These amounts represent the amounts earned as a consultant prior to becoming an employee.
(3)	The amounts disclosed represent the aggregate grant date fair value of the stock options granted to our named executive officers under our 2019 Plan, computed in accordance with FASB ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the stock options are set forth in Note 13 to our annual financial statements included elsewhere in this prospectus. This amount does not reflect the actual economic value that may be realized by the named executive officer upon vesting or exercise of the stock options, or the sale of the common stock underlying such awards.
(4)	The amount shown represents a one-time cash retention bonus paid to Mr. Ryder pursuant to the terms of his employment agreement and in connection with his commencement of employment, as described below under “—Agreements with Named Executive Officers.”
(5)	Mr. Samuelson joined the company in September 2022, and as such his 2021 consulting compensation is included in the Summary Compensation Table as All Other Compensation. His 2022 salary reflects the pro rata amount earned in 2022.
(6)	Mr. Samuelson joined the company in September 2022 and as such his 2022 salary reflects the pro rata amount earned in 2022.
(7)	Mr. Samuelson was appointed as Chief Financial Officer in January 2023.
(8)	Mr. Ryder joined the company in October 2021 and as such his 2021 salary reflects the pro rata amount earned in 2021.
(9)	The amount shown represents a one-time cash relocation bonus paid to Mr. Ryder pursuant to the terms of his employment agreement and in connection with his commencement of employment, as described below under “—Agreements with Named Executive Officers.”

Annual Base Salary

The 2022 annual base salaries for our named executive officers are set forth in the table below.

Name	2022 Base Salary
● Thomas Zindrick, J.D.	$500,000
● Doug Samuelson	$280,000
● Sean Ryder, J.D.	$330,000

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. The Board or an authorized committee thereof is responsible for approving equity grants.

We have generally used stock options as an incentive for long-term compensation to our executive officers because stock options allow our executive officers to realize value from this form of equity compensation only if our stock price increases. We may grant equity awards at such times as the Board determines appropriate. Our executives generally are awarded an initial grant in the form of a stock option in connection with their commencement of employment with us. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to our initial public offering, we granted stock options to each of our named executive officers pursuant to our 2009 Equity Incentive Plan. The 2009 Plan was replaced by our 2019 Equity Incentive Plan, or 2019 Plan, in January 2019. Upon the effective date of the 2019 Plan, no further grants were made under our 2009 Plan. Any outstanding awards granted under our 2009 Plan will remain subject to the terms of our 2009 Plan and applicable award agreements. Following the completion of our initial public offering, we may grant additional equity awards to our named executive officers pursuant to our 2022 Equity Incentive Plan, or the 2022 Plan.

All stock options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Our stock option awards are subject to a variety of vesting periods, including vesting over a four-year period, a two-year period, or being fully vested on the date of grant, and may be subject to acceleration of vesting and exercisability under certain termination and change in control events.

On September 9, 2022, under our 2019 Plan, we granted Mr. Samuelson an option to purchase 88,300 shares of our common stock with an exercise price of $10.50 per share. This option has a vesting commencement date of September 9, 2022 and was vested as to 25% as of the grant date, and shall vest 1/36 monthly thereafter, subject to Mr. Samuelson’s continuous service through each such date.

Following the completion of our initial public offering, we may grant additional equity awards to our executive officers pursuant to our 2022 Plan.

Agreements with Named Executive Officers

Below are descriptions of our employment agreements with Mr. Samuelson and Mr. Ryder. We do not currently have an employment agreement with Mr. Zindrick. The employment of each of our named executive officers is at will, and we do not currently provide any severance in connection with a termination of employment.

Mr. Samuelson. We entered into an employment agreement with Mr. Samuelson on September 9, 2022. Pursuant to the agreement, Mr. Samuelson is entitled to an initial base salary of $280,000 and an annual discretionary bonus of up to 30% of his annual base salary. The agreement also provides for an option to purchase 88,300 shares of our common stock as described further above under “—Equity-Based Incentive Awards.”

Mr. Ryder. We entered into an employment agreement with Mr. Ryder on September 29, 2021. Pursuant to the agreement, Mr. Ryder is entitled to an initial base salary of $330,000 and, beginning in 2022, an annual discretionary bonus of up to 35% of his annual base salary. Mr. Ryder also received a one-time $50,000 cash retention payment, subject to a right of repayment in favor of the company in the event he is terminated or resigns for any reason within eighteen (18) months following his October 4, 2021, start date. The agreement also provides for an option to purchase 150,000 shares of our common stock as described further above under “—Equity-Based Incentive Awards.” In addition, the employment agreement provided for a $50,000 cash relocation allowance, payable within 30 days of Mr. Ryder’s start date, subject to a right of repayment in favor of the company in the event his employment ended for any reason prior to the first anniversary of his start date, or in the event he did not relocate to Westlake Village, California by December 31, 2021. The company also agreed to reimburse Mr. Ryder for the cost of airfare (up to four economy-class round-trip tickets), hotel accommodations (up to four nights and up to $300 per night), car rental (up to $400), and meals (up to $100 per day) in connection with travel to Westlake Village, California for the purpose of evaluating housing and schools. In addition, the agreement also provided the company would pay for up to three (3) months of temporary housing with a rental maximum of $4,000 per month.

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, and life insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the life, disability, accidental death, and dismemberment insurance for all of our employees, including our named executive officers.

Perquisites Health, Welfare and Retirement Benefits

Our named executive officers, during their employment with us, are eligible to participate in our employee benefit plans, including our medical, dental, group term life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. In addition, we provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “—401(k) Plan.”

We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. We do, however, pay the premiums for medical, dental, group term life, disability and accidental death and dismemberment insurance for all of our employees, including our named executive officers. The Board may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interests.

401(k) Plan

We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain limits established by the Internal Revenue Code of 1986, as amended, or the Code, which are updated annually. We have the ability to make employer profit sharing contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. The Board may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Potential Payments Upon Termination or Change in Control

Regardless of the manner in which a named executive officer’s service terminates, each named executive officer is entitled to receive amounts earned during his or her term of service, including unpaid salary and unused paid time off, as applicable. In addition, Messrs. Samuelson and Ryder are entitled to certain severance benefits under their employment agreements, subject to their execution of a release of claims, return of all company property, compliance with post-termination obligations and resignation from all positions with us.

Pursuant to the terms of Mr. Samuelson’s employment agreement, in the event he is subject to a termination without “cause” or he resigns for “good reason” (each, as defined in Mr. Samuelson’s employment agreement), Mr. Samuelson shall be entitled to receive company paid COBRA premiums for nine (9) months. In the event Mr. Samuelson is subject to a termination without cause or he resigns for good reason within three (3) months prior to or eighteen (18) months following a “change in control” (as defined in the 2022 Plan), Mr. Samuelson shall be entitled to receive (i) a lump sum cash payment equal to nine (9) months of his then current base salary and his full target annual bonus; (ii) company paid COBRA premiums for nine (9) months; and (iii) all unvested time-based equity awards held by Mr. Samuelson shall accelerate and vest in full.

Pursuant to the terms of Mr. Ryder’s employment agreement, in the event he is subject to a termination without “cause” or he resigns for “good reason” (each, as defined in Mr. Ryder’s employment agreement), Mr. Ryder shall be entitled to receive company paid COBRA premiums for nine (9) months. In the event Mr. Ryder is subject to a termination without cause or he resigns for good reason within three (3) months prior to or eighteen (18) months following a “change in control” (as defined in the 2022 Plan), Mr. Ryder shall be entitled to receive (i) a lump sum cash payment equal to his then-current base salary and 100% of his target annual bonus; (ii) Company-paid COBRA premiums for twelve (12) months; and (iii) all unvested time-based equity awards held by Mr. Ryder shall accelerate and vest in full.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2022.

	Option Awards(1)
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price Per Share ($)(2)	Option Expiration Date
Thomas Zindrick, J.D.	8/15/2014	(3)	333,333	-	$6.00	8/15/2024
	9/19/2017	(3)	200,000	-	$6.00	9/19/2027
	9/19/2017	(3)	725,000	-	$6.00	9/19/2027
	3/23/2020	(3)	157,372	-	$6.00	3/23/2030
	9/24/2020	(3)	23,658	-	$6.00	9/24/2030

Doug Samuelson	9/9/2022	(4)(6)	22,075	66,225	$6.00	9/9/2032
Sean Ryder, J.D.	10/4/2021	(5)(6)	45,833	104,167	$6.00	10/4/2031

(1)	All of the option awards were granted under the 2009 Plan or the 2019 Plan, the terms of which are described below under “—Employee Benefit and Stock Plans—2009 Equity Incentive Plan and 2019 Equity Incentive Plan.”
(2)	In September 2022, the Board approved a stock option repricing whereby the exercise prices of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, were adjusted to equal the initial offering price of $6.00, contingent and effective upon the completion of the Company’s initial public offering, or the Stock Option Repricing.
(3)	All shares subject to this option award were fully vested as of the date of grant.
(4)	The shares subject to this option award vested as to 25% of the total shares on the Grant Date and vest 1/36th monthly thereafter, subject to continuous service through each such date.
(5)	The shares subject to this option award vest as to 25% of the total shares on the one-year anniversary of the Grant Date and vest in 1/36th monthly thereafter, subject to continuous service through each such date.
(6)	In the event optionholder is terminated without cause within three (3) months prior to, or within eighteen (18) months following, a change in control, or resigns for good reason within such period, then the unvested portion of this option shall vest and become exercisable in full.

Non-Employee Director Compensation

We have previously provided only equity-based compensation to certain of our non-employee directors. In addition, all of our non-employee directors are entitled to reimbursement of direct expenses incurred in connection with attending meetings of the Board or committees thereof.

The following table sets forth information regarding the compensation earned for service on the Board during the year ended December 31, 2022. Thomas Zindrick, J.D., our current President and Chief Executive Officer, was also a member of the Board during 2022, but did not receive any additional compensation for his service as a director on the Board. Mr. Zindrick’s compensation as an executive officer is set forth in the section titled “Executive Compensation—Summary Compensation Table.”

Name	Option Awards ($)(1)(2)	Total ($)
James L. Tyree	233,620	233,620
John Thomas, Ph.D.	233,620	233,620
Gabe Woodward	233,620	233,620
Mary Mirabelli	233,620	233,620

(1)	The amounts reported in this column do not reflect dollar amounts actually received by the director. Instead, the amounts reflect the aggregate grant date fair value of the stock options granted to the director during 2022 under the 2019 Plan, computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, as further described below. As required by SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. The amount reported in this column reflects the accounting cost for these stock options and does not correspond to the actual economic value that may be received by the director upon the exercise of the stock options or any sale of the underlying shares of common stock.
(2)	The table below sets forth the aggregate number of shares subject to outstanding stock options beneficially owned by each of our directors as of December 31, 2022:

Name	Number of Shares Underlying Outstanding Options as of December 31, 2022
James L. Tyree	119,067
John Thomas, Ph.D.	80,740
Gabe Woodward	58,333
Mary Mirabelli	25,000

The exercise price of each option is equal to the fair market value of our common stock as of the date of grant.

In September 2022, the Board granted fully vested options under our 2019 Plan to purchase 25,000 shares of common stock to each of our non-employee directors at an exercise price of $10.50 per share, subject to the Stock Option Repricing (as described below). Further, in September 2022, the Board approved the Stock Option Repricing. No other modifications were made to these options.

Non-Employee Director Compensation Policy

We maintain a non-employee director compensation policy that is applicable to all of our non-employee directors. This compensation policy provides that each such non-employee director will automatically receive the following compensation for service on the Board:

●	an annual cash retainer of $40,000;
●	an additional annual cash retainer of $30,000 to the lead independent director of the Board;
●	an additional annual cash retainer of $15,000, $10,000, and $8,000 for service as chair of our Audit Committee, compensation committee and nominating and corporate governance committee, respectively;
●	an additional annual cash retainer (not applicable to committee chairs) of $7,500, $5,000, and $4,000 for service as a member of our Audit Committee, compensation committee and nominating and corporate governance committee, respectively;
●	for each eligible director who is first elected or appointed to the Board, an initial option grant to purchase a number of shares of our common stock that will be calculated using the Black-Scholes model based on an initial grant value of $310,000 on the date of each such non-employee director’s appointment to the Board, vesting monthly over three years;
●	an annual option grant to purchase a number of shares of our common stock that will be calculated using the Black-Scholes model based on an initial grant value of $155,000 on the date of each of our annual stockholder meetings, vesting on the earlier of (i) the first anniversary of the grant date and (ii) the date of the next annual meeting; and
●	in the event a director departs the Board other than for cause and enters into a separation agreement with the Company upon their departure, all then-vested stock options held by the director will remain exercisable for at least one year and up to five years from the date of departure (but in no event later than the 10-year anniversary of the option’s date of grant), with each full or partial year of service equaling one year of extended exercise period.

Each of the option grants described above will be granted under our 2022 Plan, the terms of which are attached to this Form 10-K/A. Each such option grant will vest and become exercisable subject to the director’s continuous service to us, provided that each grant will vest in full upon a change in control of the Company, as defined in the 2022 Plan. The term of each option will be ten years, subject to earlier termination as provided in the 2022 Plan.

In addition, the Board or the Compensation Committee of the Board may from time to time determine to make discretionary grants of stock options or other equity awards under the 2022 Plan to our non-employee directors in connection with their service on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our capital stock as of April 25, 2023 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our directors;
●	each our of named executive officers; and
●	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 24,553,470 shares of common stock outstanding as of April 25, 2023.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Genelux Corporation, 2625 Townsgate Road, Suite 230, Westlake Village, California 91361.

Name of Beneficial Owner:	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Greater than 5% Holders
Aladar Szalay, Ph.D.(1)	4,599,997	15.8%
Directors and Named Executive Officers:
Mary Mirabelli(2)	25,000	*
John Thomas, Ph.D.(3)	525,741	2.1%
James L. Tyree(4)	119,067	*
Gabe Woodward(5)	69,695	*
Thomas Zindrick, J.D.(6)	1,439,273	5.5%
Joseph Cappello, Ph.D.(7)	155,275	*
Tony Yu, Ph.D.(8)	389,653	1.6%
Doug Samuelson(9)	38,627	*
Sean Ryder, J.D.(10)	62,500	*
All directors and executive officers as a group (11 persons)(11)	3,361,700	12.0%

*Represents beneficial ownership of less than 1%.

(1)	Consists of (i) 32,167 shares of our common stock held by Dr. Szalay; (ii) 1,758,760 shares of our common stock held by The Szalay 2009 Irrevocable Trust; (iii) 1,589,577 shares of our common stock held by The Szalay 2010 Retained Annuity Trust; (iv) 50,000 shares of our common stock held by The Szalay Children’s Trust; (v) 169,493 shares of our common stock held by Margot Szalay; and (vi) 500,000 shares of our common stock held by The Szalay 2009 Irrevocable Trust; and (vii) 500,000 shares of our common stock held by The Szalay Children’s Trust.
(2)	Consists of 25,000 shares of our common stock issuable to Ms. Mirabelli pursuant to options exercisable within 60 days of April 25, 2023.
(3)	Consists of shares of our common stock and 80,740 shares of our common stock issuable to Dr. Thomas pursuant to options exercisable within 60 days of April 25, 2023.
(4)	Consists of 119,067 shares of our common stock issuable to Mr. Tyree pursuant to options exercisable within 60 days of April 25, 2023.
(5)	Consists of (i) 3,186 shares of our common stock held by WFCS as Custodian FBO Gabriel T. Woodward; (ii) 2,798 shares of our common stock held by The Gabe and Staci Woodward Family Trust Dated June 5, 2009; (iii) 5,378 shares of our common stock held by Olympic Xploration; (iv) 33,333 shares of our common stock issuable to Staci Woodward pursuant to options exercisable within 60 days of April 25, 2023; and (v) 25,000 shares of our common stock issuable to Gabe Woodward pursuant to options exercisable within 60 days of April 25, 2023.

(6)	Consists of 1,439,273 shares of our common stock issuable to Mr. Zindrick pursuant to options exercisable within 60 days of April 25, 2023.
(7)	Consists of 155,275 shares of our common stock issuable to Dr. Cappello pursuant to options exercisable within 60 days of April 25, 2023.
(8)	Consists of (i) 150,000 shares of our common stock; and (ii) 239,653 shares of our common stock issuable to Dr. Yu pursuant to options exercisable within 60 days of April 25, 2023.
(9)	Consists of 38,627 shares of common stock issuable to Mr. Samuelson pursuant to options exercisable within 60 days of April 25, 2023.
(10)	Consists of 62,500 shares of common stock issuable to Mr. Ryder pursuant to options exercisable within 60 days of April 25, 2023.
(11)	Consists of (i) the shares described in note (2) through note (10) above; (ii) 163,883 shares of common stock issuable to Dr. Scigalla pursuant to options exercisable within 60 days of April 25, 2023; and (iii) 133,333 shares of our common stock owned by Dr. Zhang and 239,653 shares of common stock issuable to Dr. Zhang pursuant to options exercisable within 60 days of April 25, 2023.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders:
2019 Equity Incentive Plan	4,201,019	10.12	-
2022 Equity Incentive Plan	-	-	2,800,000
2022 Employee Stock Purchase Plan	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	4,201,019		2,800,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

We adopted a written policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of the Board or our Audit Committee. Under the policy, any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 (or, if less, 1% of the average of our total assets in a fiscal year) and such person would have a direct or indirect interest, must be presented to the Board or our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Board or our Audit Committee is to consider the material facts of the transaction, including whether the transaction is on terms comparable to the terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2021 and 2022, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Settlement Agreement

In March 2016, we agreed to pay Leslie P. Busick, Trustee of the Busick Inter Vivos Trust dated June 11, 1974 as Amended and Restated, the amount of $2.1 million, plus interest, in connection with the settlement of a dispute relating to a loan previously made to us by Mr. Busick. In February 2020, March 2020 and September 2020, we entered into three separate amendments to the settlement agreement, each of which extended the due date of the settlement payment and accrued additional interest. We subsequently paid the amounts due and as of April 30, 2021, no payments were owed under the settlement agreement.

Mr. Busick was appointed to the Board in March 2020 and resigned from the Board in April 2021.

Convertible Notes and Warrants

Billy J. Parrott and Related Entities

In November 2019, we entered into a convertible note purchase agreement with Billy J. Parrott under which we issued Mr. Parrott a convertible promissory note in the amount of $500,000 bearing simple interest on the outstanding principal at the rate of 5% per annum with a conversion price of $12.00 per share of our common stock. The convertible promissory note was amended in January 2020 to add an additional $150,000 to the principal amount. Under the agreement, if Mr. Parrott converts, he is entitled to, in addition to the shares purchased, a warrant for 25% of the purchased shares, at an exercise price of $10.50 per share of our common stock for up to three years from the date of purchase. In connection with the Company’s initial public offering, the convertible note and accrued and unpaid interest thereunder automatically converted into shares of our common stock.

In December 2019, we entered into a convertible note purchase agreement with Parrott (4) LLC under which we issued to Parrott (4) LLC a convertible promissory note in the amount of $100,000 bearing simple interest on the outstanding principal at the rate of 5% per annum with a conversion price of $12.00 per share of our common stock. Under the agreement, if Parrott (4) LLC converts, it is entitled to, in addition to the shares purchased, a warrant for 25% of the purchased shares, at an exercise price of $10.50 per share of our common stock for up to three years from the date of purchase. In connection with the Company’s initial public offering, the convertible note and accrued and unpaid interest thereunder automatically converted into shares of our common stock.

In November 2019, we entered into an umbrella agreement with Mr. Parrott, under which we specified that the 25% warrant coverage provided for in each of the November 2019 and December 2019 convertible promissory notes, as amended, is in consideration for a total investment of greater than $500,000.

Mr. Parrott served on the Board from 2014 until his resignation from the Board in April 2021.

Peter Kroll and Related Persons and Entities

In November 2019, we entered into convertible note purchase agreements with the Christian Community Foundation dba WaterStone (Kroll Kingdom Fund) under which we issued convertible promissory notes in the amount of $210,000 and $30,000 bearing simple interest on the outstanding principal at the rate of 5% per annum with a conversion price of $12.00 per share of our common stock. Under the agreements, upon conversion, the Kroll Kingdom Fund is entitled to, in addition to the shares purchased, a warrant for 25% of the purchased shares, at an exercise price of $10.50 per share of our common stock for up to three years from the date of purchase. In connection with the Company’s initial public offering, the convertible note and accrued and unpaid interest thereunder automatically converted into shares of our common stock.

In November 2019, we entered into convertible note purchase agreements with Gordon Bietz, Christian Community Foundation dba WaterStone (The Mark and Gissela Kroll Giving Fund), T Dianne Kroll – T. Dianne Kroll Revocable Trust, dated January 5, 1996, Christian Community Foundation dba WaterStone (Donor Advisory Fund), Peter and Julie Kroll, and the Christian Community Foundation dba WaterStone (Donor Advisory Fund) under which we issued convertible promissory notes in the amount of $20,000, $100,000, $80,000, $200,000, and $100,000 respectively, each bearing simple interest on the outstanding principal at the rate of 5% per annum with a conversion price of $12.00 per share of our common stock. Under the agreements, upon conversion, each note holder is entitled to, in addition to the shares purchased, a warrant for 25% of the purchased shares, at an exercise price of $10.50 per share of our common stock for up to three years from the date of purchase. In connection with the Company’s initial public offering, the convertible note and accrued and unpaid interest thereunder automatically converted into shares of our common stock.

In November 2019, we entered into a convertible note purchase agreement with Mark Kroll under which we issued Mr. Kroll a convertible promissory note in the amount of $140,000 bearing simple interest on the outstanding principal at the rate of 5% per annum with a conversion price of $12.00 per share of our common stock. The convertible promissory note was amended in February 2020 and in March 2020 to increase the principal amount of the loan to $540,000. Under the agreement, upon conversion, Mr. Kroll is entitled to, in addition to the shares purchased, a warrant for 25% of the purchased shares, at an exercise price of $10.50 per share of our common stock for up to three years from the date of purchase. In connection with our initial public offering, the convertible note and accrued and unpaid interest thereunder automatically converted into shares of our common stock.

In June 2020, we entered into a convertible note purchase agreement with the Kroll Kingdom Fund under which we issued a convertible promissory note in the amount of $50,000 bearing simple interest on the outstanding principal at the rate of 5% per annum with a conversion price of $12.00 per share of our common stock. Under the agreement, upon conversion, the Kroll Kingdom Fund is entitled to, in addition to the shares purchased, a warrant for 25% of the purchased shares, at an exercise price of $10.50 per share of our common stock for up to three years from the date of purchase. In connection with our initial public offering, the convertible note and accrued and unpaid interest thereunder automatically converted into shares of our common stock.

In November 2019, we entered into an umbrella agreement with the Christian Community Foundation dba WaterStone (Kroll Kingdom Fund), Mark Kroll, Gordon Bietz, Christian Community Foundation dba WaterStone (The Mark and Gissela Kroll Giving Fund), T Dianne Kroll – T. Dianne Kroll Revocable Trust, dated January 5, 1996, Peter and Julie Kroll, and the Christian Community Foundation dba WaterStone (Donor Advisory Fund) (collectively, the Krolls), under which we specified that the 25% warrant coverage provided for in each of the convertible promissory notes described below is (1) conditioned upon total funding, pursuant to each individual convertible note purchase agreement and (2) that the total invested funds under the combined individual agreements of this umbrella agreement must be no less than $500,000 for us to provide the 25% warrant coverage to each investing party.

Dr. Kroll served on the Board in 2014 until his resignation from the Board in April 2021.

Note and Warrant Purchase Agreement

In September 2020, we entered into a note and warrant purchase agreement, or purchase agreement, with WDC Fund 1, or WDC, under which we issued WDC a convertible promissory note in the amount of $3,500,000 bearing simple interest on the outstanding principal amount at the rate of 6% per annum with a conversion price of $10.50 per share of our common stock. At a subsequent closing in October 2020, we issued WDC a second convertible promissory note under the purchase agreement in the amount of $3,500,000 bearing simple interest on the outstanding principal amount at the rate of 6% per annum with a conversion price of $10.50 per share of our common stock. At a subsequent closing in December 2020, we issued WDC a third convertible promissory note under the purchase agreement in the amount of $1,000,000 bearing simple interest on the outstanding principal amount at the rate of 6% per annum with a conversion price of $10.50 per share of our common stock. At a second subsequent closing in December 2020, as amended in February 2021, we issued WDC a fourth convertible promissory note under the purchase agreement in the amount of $919,000 bearing simple interest on the outstanding principal amount at the rate of 6% per annum with a conversion price of $10.50 per share of our common stock. Of the $1,065,000 of proceeds that were received, a total of $146,000 was received during the year ended December 31, 2020 and $919,000 was received subsequent to December 31, 2020.

In connection with the note and warrant purchase agreement described above, in September 2020, we issued a warrant for 57,500 shares of our common stock to WDC at an exercise price of $10.50 per share. In October 2020, we issued an additional warrant for 57,500 shares of our common stock to WDC at an exercise price of $10.50 per share. In December 2020, we issued an additional warrant for 16,428 shares of our common stock to WDC at an exercise price of $10.50 per share. In a subsequent December 2020 closing, as amended in February 2021, we issued an additional warrant for 15,213 shares of our common stock to WDC at an exercise price of $10.50 per share. Each of the warrants has a five-year exercise period from the date of issuance. Of the 15,213 warrant shares that were granted, a total of 2,085 were granted on December 31, 2020 and 13,128 were granted on February 19, 2021.

In February 2021, Gabe Woodward, a partner of WDC, was appointed to the Board.

Stock Option Repricing

In September 2022, the Board approved the Stock Option Repricing. Options to purchase a total of 4,037,386 shares of our common stock were subject to the Stock Option Repricing. No other modifications were made to these options.

The following table sets forth the stock options held by current executive officers and directors that were subject to the repricing:

Name	Grant Date	Number of Securities Underlying Each Option	Exercise Price Pre-Stock Option Repricing	Exercise Price Post-Stock Option Repricing(1)
Executive Officers
Thomas A. Zindrick, J.D.	8/15/2014	333,333	$9.00	$6.00
	9/19/2017	200,000	$10.50	$6.00
	9/19/2017	725,000	$10.50	$6.00
	3/23/2020	157,372	$10.50	$6.00
	9/24/2020	23,568	$10.50	$6.00
Tony Yu, Ph.D.	9/21/2019	239,653	$10.50	$6.00
Joseph Cappello, Ph.D.	5/1/2015	50,000	$9.00	$6.00
	12/31/2016	16,666	$9.00	$6.00
	12/31/2017	80,000	$10.50	$6.00
	9/24/2020	13,333	$10.50	$6.00
Paul Scigalla, M.D., Ph.D.	11/4/2014	30,555	$9.00	$6.00
	5/1/2015	16,666	$9.00	$6.00
	3/17/2017	16,666	$9.00	$6.00
	12/31/2016	16,666	$9.00	$6.00
	12/31/2017	16,666	$9.00	$6.00
	12/31/2018	16,666	$9.00	$6.00
	12/31/2019	16,666	$9.00	$6.00
	9/24/2020	16,666	$9.00	$6.00
	9/8/2022	16,666	$10.50	$6.00
Qian Zhang, Ph.D.	9/21/2019	239,653	$10.50	$6.00
Sean Ryder, J.D.	10/4/2021	150,000	$10.50	$6.00
Doug Samuelson	9/9/2022	88,300	$10.50	$6.00
Directors
John Thomas, Ph.D.	3/17/2017	5,000	$9.00	$6.00
	3/17/2017	10,000	$9.00	$6.00
	12/31/2016	5,000	$9.00	$6.00
	5/23/2018	5,000	$10.50	$6.00
	12/31/2018	9,916	$10.50	$6.00
	12/31/2019	9,916	$10.50	$6.00
	9/24/2020	10,908	$10.50	$6.00
	9/9/2022	25,000	$10.50	$6.00
Mary Mirabelli	9/9/2022	25,000	$10.50	$6.00
James L. Tyree	6/27/2014	25,000	$9.00	$6.00
	3/17/2017	2,500	$9.00	$6.00
	12/31/2016	2,500	$9.00	$6.00
	5/23/2018	2,500	$10.50	$6.00
	12/31/2018	14,000	$10.50	$6.00
	12/31/2019	14,250	$10.50	$6.00
	9/24/2020	15,675	$10.50	$6.00
	9/24/2020	17,642	$10.50	$6.00
	9/9/2022	25,000	$9.00	$6.00
Gabe Woodward	9/9/2022	25,000	$10.50	$6.00

(1) Based on the initial public offering price.

Offer Letter, Consulting Agreements and Stock Option Grants

We have entered into offer letter and consulting agreements with certain of our named executive officers, and granted stock options to our named executive officers and certain of our directors, as more fully described in the sections titled “Executive Compensation” and “Non-Employee Director Compensation.”

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide the Board with discretion to indemnify our employees and other agents when determined appropriate by the Board. In addition, we have entered into an indemnification agreement with each of our directors and executive officers, which will require us to indemnify them.

Independence of the Board of Directors

As required under the listing standards of The Nasdaq Stock Market, LLC, or Nasdaq, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The board of directors consults with our outside counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

The Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, the Board has determined that Ms. Mirabelli, Dr. Thomas, Mr. Tyree, and Mr. Woodward do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described in “Certain Relationships and Related Person Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weinberg & Company, P.A. (Los Angeles, California, PCAOB Auditor ID: 572), who performed our audit services for fiscal year 2022 including an audit of the financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since 2021.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2022 and 2021 by Weinberg & Company, P.A., our independent registered public accounting firm.

	Fees for Fiscal 2022	Fees for Fiscal 2021
Audit Fees	$207,633	$91,232
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	61,060	27,740
Total Fees	$268,693	$118,972

Audit Fees. This category consists of the annual audit of our financial statements and the interim reviews of the quarterly financial statements and services rendered in connection with registration statements, including comfort letters and consents.

Audit-Related Fees. This category consists of fees billed for professional services provided in connection with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported under Audit Fees.

Tax Fees. This category includes all fees associated with tax compliance, tax advice and tax planning work.

All Other Fees. This category consists of fees for all other services that are not reported above.

Pre-Approval Policies and Procedures

Our Audit Committee charter provides that the Audit Committee will approve the fees and other significant compensation to be paid to our independent registered public accounting firm, and pre-approve all audit services and all non-audit services of our independent registered public accounting firm permitted under applicable law. The charter also provides that the Audit Committee may establish other pre-approval policies and procedures for the engagement of our independent registered public accounting firm to render services to us, including without limitation policies that would allow the delegation of pre-approval authority to one or more members of the Audit Committee, provided that any pre-approval decision is reported to the Audit Committee at its next scheduled meeting. The Audit Committee has approved all audit and audit-related work covered by the audit fees and tax fees.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	The financial statements required by Item 15(a) are filed in Item 8 of our Original Form 10-K.

(b)	The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of our Original Form 10-K.

(c)	The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

EXHIBIT INDEX
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Investors’ Rights Agreement, by and among the Registrant and AbbVie, Inc. and Aladar Szalay, Ph.D., dated January 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.3¥	Form of Warrant to Purchase Common Stock issued to WDC Fund I, dated September 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.4	Agreement/Promissory Note, by and among the Registrant and Jillian and Curtis Helmer, dated April 2016, as amended (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.5	Form of Umbrella Agreement Regarding Family Investments (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.6	Form of Convertible Note Purchase Agreement under the Umbrella Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.7	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

10.1+	Genelux Corporation 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.3+	Genelux Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.5+	Genelux Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.6+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.7+	Genelux Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.8+	Genelux Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.9+	Form of Indemnification Agreement by and between the Registrant and its directors and executive officers (incorporated by reference to Exhibit10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.10+	Offer Letter, by and between the Registrant and Sean Ryder, dated September 29, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.11+	Offer Letter, by and between the Registrant and Doug Samuelson, dated September 27, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.12	Lease Agreement, by and between the Registrant and 1175-1177 Idaho Street, LLC, dated January 2012, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.13	Lease Agreement, by and between the Registrant and Townsgate Property, LLC, dated as of August 2002 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.14	Industrial/Commercial Multi-Tenant Lease, by and between the Registrant and Marindustry Partners, LP, dated July 2018, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.15	Amended and Restated Limited Liability Company Agreement, by and between the Registrant, TVAX Biomedical, Inc. and V2ACT Therapeutics, LLC, dated January 3, 2019 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.16¥#	License Agreement, by and between TVAX Biomedical, Inc. and V2ACT Therapeutics, LLC, dated June 18, 2021, as amended (incorporated by reference to Exhibit10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.17¥#	License Agreement, by and between the Registrant and V2ACT Therapeutics, LLC, dated June 18, 2021, as amended (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.18¥#	License Agreement, by and between the Registrant and Newsoara BioPharma Co, Ltd., dated September 27, 2021 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.19¥#	License Agreement, by and between the Registrant and ELIAS Animal Health, LLC, dated November 15, 2021, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

23.1*	Consent of Weinberg & Company, P.A., independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2022.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed on Original Form 10-K Filing.
†	This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates management contract or compensatory plan.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused Amendment No. 1 to the Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2023	By:	/s/ Thomas Zindrick
	Name:	Thomas Zindrick, J.D.
	Title:	President and Chief Executive Officer

