Form 10-Q
period 2023-03-31
GENELUX CORP
filed 2023-05-15
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

GENELUX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	001-41599	77-0583529
(State or other jurisdiction of incorporation or organization)	Commission File Number	(IRS Employee Identification No.)

2625 Townsgate Road, Suite 230, Westlake Village, California 91361

(Address of Principal Executive Offices)

(805) 267-9889

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class registered:	Trading symbol:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	GNLX	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐	Non-Accelerated Filer ☒ Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of May 11, 2023 was 24,665,298.

GENELUX CORPORATION

FORM 10-Q

MARCH 31, 2023

Genelux Corporation

Condensed Balance Sheets

(In thousands, except for share amounts and par value data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$10,338	$397
Prepaid expenses and other current assets	1,718	1,495
Total Current Assets	12,056	1,892

Property and equipment, net	617	644
Right of use asset	1,851	1,335
Deferred offering costs	-	1,568
Other assets	92	92
Total Other Assets	2,560	3,639

TOTAL ASSETS	$14,616	$5,531

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$5,292	$6,775
Accrued compensation	2,910	2,852
Accrued interest payable	-	1,178
Accrued interest payable - director and shareholders	108	3,817
Deferred revenue	-	170
Warrant liabilities	-	169
Lease liability, current portion	568	266
Notes payable - shareholders, net of debt discount of $108 in 2022	1,600	992
Convertible notes payable - shareholders, current portion, including $65 and $105 past due, respectively	65	15,407
Total Current Liabilities	10,543	31,626

Long-term Liabilities
Lease liability, long-term portion	1,382	1,164
Convertible notes payable, net of debt discount of $541 in 2022	-	8,524
Total Long-term Liabilities	1,382	9,688

Total Liabilities	11,925	41,314

Shareholders’ Equity (Deficit)
Preferred stock, Series A through K, par value $0.001, 29,927,994 shares authorized; no shares and 22,094,889 shares issued and outstanding, respectively;	-	22
Common stock, par value $0.001, 75,000,000 shares authorized; 24,553,470 and 9,126,726 shares issued and outstanding, respectively	25	9
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	206,688	154,401
Accumulated other comprehensive income	2	2
Accumulated deficit	(203,591)	(189,784)
Total Shareholders’ Equity (Deficit)	2,691	(35,783)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$14,616	$5,531

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)

Revenues	$170	$-

Operating expenses:
Research and development	2,845	2,369
General and administrative	3,787	1,095
Total operating expenses	6,632	3,464

Loss from operations	(6,462)	(3,464)

Other expenses:
Interest expense	(143)	(288)
Debt discount amortization	(649)	(49)
Financing costs	(3,110)	-
Total other expenses	(3,902)	(337)

NET LOSS	$(10,364)	$(3,801)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.53)	$(0.42)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	19,575,631	9,110,376

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(10,364)	$(3,801)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	136	138
Right-of-use asset	118	102
Amortization of debt discount	649	49
Stock compensation	227	372
Fair value of restricted stock units	198	-
Cost of stock option repricing	2,606	-
Fair value of warrants issued in connection with the conversion of convertible notes payable	3,110	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses and other assets	(223)	377
(Decrease) Increase in:
Accounts payable and accrued expenses	(913)	7
Accrued compensation	58	59
Accrued interest payable	92	142
Deferred revenue	(170)	5,460
Lease liability	(114)	(80)
Net cash provided by (used in) operating activities	(4,590)	2,825

Cash Flows from Investing Activities
Purchases of property and equipment	(109)	(15)
Net cash used in investing activities	(109)	(15)

Cash Flows from Financing Activities
Proceeds from notes payable - shareholders	900	-
Repayment of notes payable - shareholders	(460)	-
Repayment of convertible notes payable - shareholders	-	(130)
Payment of deferred offering costs	(303)	-
Proceeds from common stock issued for cash in connection with the closing of the IPO	14,503	-
Net cash provided by (used in) financing activities	14,640	(130)

Net increase in cash	9,941	2,680

Cash beginning of period	397	4,495
Cash end of period	$10,338	$7,175

Supplemental cash flows disclosures:
Interest paid	$50	$146
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Extension of right-of-use asset and operating lease	$649	$-
Reclassification of deferred offering costs to shareholders’ equity	$1,871	$-
Reclassification of warrant liabilities to shareholders’ equity	$169	$-
Conversion of convertible notes payable, accrued interest and loan fees to shareholders’ equity	$29,896	$-
Conversion of preferred stock to common stock	$22	$-
Conversion of dividends payable to shareholders’ equity	$3,443	$-

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Shareholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

								Accumulated
	Preferred Stock						Additional	Other
	Series A through K		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance, December 31, 2021	22,094,889	$22	9,110,060	$9	433,333	$(433)	$151,866	$2	$(184,577)	$(33,111)

Stock compensation	-	-	-	-	-	-	372	-	-	372

Net loss during the three months ended March 31, 2022	-	-	-	-	-	-	-	-	(3,801)	(3,801)

Balance, March 31, 2022 (unaudited)	22,094,889	$22	9,110,060	$9	433,333	$(433)	$152,238	$2	$(188,378)	$(36,540)

Balance, December 31, 2022	22,094,889	$22	9,126,726	$9	(433,333)	$(433)	$154,401	$2	$(189,784)	$(35,783)

Stock compensation	-	-	-	-	-	-	227	-	-	227

Issuance of common shares upon the closing of the initial public offering, net of offering costs	-	-	2,653,000	3	-	-	12,629	-	-	12,632

Issuance of common shares upon conversion of preferred stock	(22,094,889)	(22)	8,355,610	8	-	-	14	-	-	-

Issuance of common shares upon conversion of convertible notes payable, accrued interest and loan fees	-	-	4,134,367	5	-	-	29,891	-	-	29,896

Issuance of common shares upon conversion of preferred stock dividends payable	-		272,101	-	-	-	3,443	-	(3,443)	-

Fair value of vested restricted stock units	-	-	-	-	-	-	198	-	-	198

Cost of stock option repricing	-	-	-	-	-	-	2,606	-	-	2,606

Reclassification of warrant liabilities upon the closing of the initial public offering	-	-	-	-	-	-	169	-	-	169

Fair value of warrants issued in connection with the conversion of convertible notes payable	-	-	-	-	-	-	3,110	-	-	3,110

Shares issued upon cashless exercise of stock warrant	-	-	11,666	-	-	-	-	-	-	-

Net loss during the three months ended March 31, 2023	-	-	-	-	-	-	-	-	(10,364)	(10,364)

Balance, March 31, 2023 (unaudited)	-	$-	24,553,470	$25	(433,333)	$(433)	$206,688	$2	$(203,591)	$2,691

The accompanying notes are an integral part of these condensed financial statements.

GENELUX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

COVID-19 Considerations

During the three months ended March 31, 2023, the COVID-19 pandemic did not have a material net impact on our operating results, but did have an impact on our supply chain. In response to the COVID-19 pandemic, a number of governmental orders and other public health guidance measures have been implemented across much of the United States, including in the locations of our office, clinical trial sites and third parties on whom we rely.

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

Through March 31, 2023, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. During the three months ended March 31, 2023, the Company generated cash flows primarily through the closing of its initial public offering of its common stock (“IPO”) to meet its short-term liquidity needs, but it expects to maintain access to other potential loans and equity financings, when needed, and potentially future payments under existing and new licensing agreements. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company incurred a net loss of $10,364 and used cash in operations of $4,590 during the three months ended March 31, 2023, and had an accumulated deficit of $203,591 as of March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2023, the Company had cash on hand in the amount of $10,338. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and licensing income, and it expects to continue to rely on these sources of capital in the future.

During the three months ended March 31, 2023, the Company closed its IPO and received net proceeds of $12,632. On May 12, 2023, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company agreed to sell and issue 1,665,213 shares of its Common Stock in a private placement transaction, or the Private Placement. The purchase price per share of Common Stock is $20.00 per share. The initial closing of the Private Placement is expected to occur on or before May 19, 2023, or the Initial Closing, subject to customary closing conditions. The total gross proceeds to the Company at the Initial Closing from the Private Placement are expected to be approximately $33,300, including approximately $1,500 from the cancellation of certain of the Company’s bridge loans and accrued interest (see Note 6). Two of the Purchasers will, and are contractually obligated to, fund up to $15,000 of such Purchasers’ investment amounts following the Initial Closing but no later than November 15, 2023. The Company expects our cash on hand at March 31, 2023, together with the proceeds from the Private Placement, will last until the first quarter of 2025.

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

For the three months ended March 31, 2023 and 2022, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	March 31, 2023	March 31, 2022
Convertible notes payable	-	3,312,696
Common stock equivalent of Series A through K convertible preferred stock	-	8,558,947
Stock options	4,201,019	3,962,074
Stock warrants	1,034,979	823,129
Restricted stock units	113,500	-
Stock warrants, issuable in connection with conversion of notes payable	69,893	183,852

Total	5,419,391	16,840,698

Revenue Recognition

The Company records revenue under the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606) which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, we satisfy a performance obligation.

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

During the year ended December 31, 2022, the Company, under its Newsoara agreement, invoiced and collected $170 relating to supplying product for Newsoara to use in their clinical trials. As the product did not ship during the year ended December 31, 2022, the Company recorded the cash received as deferred revenue until the product was shipped. During the three months ended March 31, 2023, the Company shipped the product to Newsoara and thus recognized the revenue.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Statement of Operations. As of December 31, 2022, the Company incurred $1,568 of deferred offering costs related to the Company’s IPO, and during the three months ended March 31, 2023, the Company incurred an additional $303 of costs. During the three months ended March 31, 2023, a total of $1,871 of deferred offering costs were recorded against the net proceeds received from the IPO.

Fair Value of Financial Instruments

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Furniture and office equipment	$148	$148
Laboratory equipment	2,762	2,762
Computer equipment	127	127
Leasehold improvements	557	557
Construction-in-progress	109	-

	3,703	3,594
Less: accumulated depreciation and amortization	(3,086)	(2,950)

Property and equipment, net	$617	$644

Depreciation expense for the three months ended March 31, 2023 and 2022 was $136 and $138, respectively.

NOTE 4 – ACCRUED COMPENSATION

As of March 31, 2023 and December 31, 2022, the Company had accrued compensation owed to the Company’s Chief Executive Officer, another employee and two former employees that had accrued over a several year period. As of March 31, 2023 and December 31, 2022, a total of $2,910 and $2,852, respectively, was owed to employees for these past due balances and for current accrued payroll and other compensation related benefits.

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

In December 2020, the Company entered into a long-term non-cancellable lease agreement for a laboratory facility that requires aggregate average monthly payments of $18 beginning January 2021. The lease terminates in February 2023. The Company classified the lease as an operating lease and determined that the value of the right of use asset and lease liability at the adoption date was $439, respectively, using a discount rate of 4.00%. Effective February 2023, the Company extended the lease through December 2024, with no changes to any of the other terms of the lease. The average monthly rent payment on the extended lease is approximately $30 per month. Prior to the extension, the remaining lease liability amounted to $12. On the date of the extension, the Company determined that the value of the new right of use asset and lease liability was $649, respectively, using a discount rate of 5.5%. As such, the Company recorded an increase in lease liability of $637 as a result of the lease extension.

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

During the three months ended March 31, 2023 and 2022, the Company made combined aggregate payments of $114 and $80, respectively, towards the lease liabilities. As of March 31, 2023 and December 31, 2022, the combined lease liability amounted to $1,950 and $1,164, respectively.

ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the three months ended March 31, 2023 and 2022, the Company reflected combined amortization of the right of use assets of $118 and $102, respectively, related to the leases, resulting in a combined net asset balance of $1,851 and $1,335 as of March 31, 2023 and December 31, 2022, respectively.

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, extending the lease until December 2020, and in October 2020, it was extended until December 2021. In November 2021, it was extended again for one year until December 2022. The lease for this facility is currently on a month-to-month basis. Rent expense was $9 during the three months ended March 31, 2023 and 2022, respectively.

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

During the three months ended March 31, 2023, the Company extended the due date on the notes until April 30, 2023. During the three months ended March 31, 2023, the Company borrowed an additional $900 from its shareholders and repaid $400 of principal and $1 of interest. The notes accrued interest of $47 during the three-month period. As of March 31, 2023, the outstanding principal and accrued and unpaid interest balances on the notes were $1,600 and $51, respectively.

In consideration for the notes, the Company issued the note holders stock warrants to purchase up to an aggregate total of 44,441 shares of its common stock with an exercise price per share equal to 90% of the IPO price, or $5.40 per share, based on the IPO closing price (see Note 9). The issuance of the warrants was contingent upon the closing of the IPO, and as such, were not formally granted until the closing of the IPO in January 2023. The warrants expire in December 2025. The Company determined the warrants should be accounted for as a liability on the date of issuance. The Company calculated the fair value of the warrants issued to the noteholders to be $169 using a Black Scholes option pricing model with the following assumptions:

Exercise price	$6.00
Expected dividends	—
Expected volatility	96.0%
Risk free interest rate	3.50%
Life of the warrants	3.0

The Company recognized a liability and recorded a debt discount at the date of issuance in the amount of $169. The Company recorded the fair value of the warrants as warrant liabilities as of December 31, 2022. The notes’ discounts are being amortized over the term of the notes and the unamortized portion is recognized as a reduction to the carrying amount of the notes (a valuation debt discount). During the year ended December 31, 2022, the Company amortized $61 of debt discount, leaving an unamortized balance of $108 at December 31, 2022. During the three months ended March 31, 2023, the Company amortized $108 of debt discount, leaving no unamortized balance at March 31, 2023.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – SHAREHOLDERS

Convertible notes payable to shareholders consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Convertible notes payable - shareholders (a)	$65	$7,838
Convertible note payable - shareholder (b)	—	1,500
Convertible notes payable – shareholders (c)	—	700
Convertible notes payable - shareholders (d)	—	5,369

	65	15,407
Less: current portion	(65)	(15,407)

Convertible notes payable – shareholders – long - term portion	$—	$—

(a)	During the years ended December 31, 2011 through 2016, the Company entered into convertible note payable agreements with individuals aggregating to a total amount of $7,988. The notes initially accrued interest at 8% per annum, are unsecured and are convertible into the Company’s Series K preferred stock at $25.73 per share.

As of December 31, 2022, the principal amount due on the notes aggregated to $7,838 and total accrued and unpaid interest of $2,890 was owed on the notes. During the three months ended March 31, 2023, $60 of principal and $36 of accrued and unpaid interest were paid on the notes, and the notes accrued interest of $13. On January 30, 2023, the date of the closing of the IPO, total principal of $7,778 and total accrued and unpaid interest of $2,867 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest, except for $65 of principal and $58 of accrued and unpaid interest, automatically converted into 1,554,814 shares of the Company’s common stock based on the conversion price of $6.78 per share.

As of March 31, 2023, total principal of $65 and total accrued and unpaid interest of $58 was owed on the notes. The notes accrue interest at 8% per annum, are unsecured and are past due and payable on demand.

(b)

In April 2016, the Company entered into a convertible note payable agreement with a shareholder in the amount of $2,661. The note accrued interest at 11.51% per annum, was unsecured, had an initial maturity date of May 2018 and was convertible into the Company’s common stock at the price of $6.78 per share. Interest payments are due monthly. In May 2018, the note was amended to include a provision under which the loan will accrue $10 per month of loan fees through the date the loan is repaid or is converted into the Company’s common stock. The loan fees can be converted into shares of the Company’s common stock at $6.78 per share.

As of December 31, 2022, total principal of $1,500 and total accrued and unpaid loan fees of $560 was owed on the note. During the three months ended March 31, 2023, the note accrued loan fees of $10, and on January 30, 2023, the date of the closing of the IPO, total principal of $1,500 and total accrued and unpaid loan fees of $570 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid loan fees automatically converted into 303,835 shares of the Company’s common stock based on the conversion price of $6.78. As of March 31, 2023, no principal, interest or loan fees was due on the notes. Subsequent to March 31, 2023, the Company may issue the shareholder a stock warrant to purchase up to 55,310 shares of the Company’s common stock at an exercise price of $9.00 (see Note 9).

(c)

In April 2018, the Company entered into two convertible note payable agreements with a shareholder under which the Company borrowed an aggregate total of $700. The notes accrue interest at 5.0% per annum, are unsecured, and are convertible into the Company’s common stock at the lesser of $12.00 per share, or 90% of the Company’s IPO price, if it were to occur. The agreements contain a provision that in the case the shareholder converts the notes into shares of the Company’s common stock, the shareholder will receive a warrant to purchase up to 25% of the shares converted, at the exercise price of $10.50 per share. The warrant, if issued, will expire three years from the date of grant.

As of December 31, 2022, total principal of $700 and total accrued and unpaid interest of $164 was owed on the notes. During the three months ended March 31, 2023, the notes accrued interest of $3, and on January 30, 2023, the date of the closing of the IPO, total principal of $700 and total accrued and unpaid interest of $167 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 160,563 shares of the Company’s common stock based on the conversion price of $5.40, which was 90% of the IPO closing price. As of March 31, 2023, no principal or interest was due on the notes. Subsequent to March 31, 2023, the Company may issue the shareholder a stock warrant to purchase up to 14,583 shares of the Company’s common stock at an exercise price of $10.50 (see Note 9).

(d)

During the years ended December 31, 2019 through 2021, the Company entered into convertible note payable agreements with several shareholders under which the Company borrowed an aggregate amount of $5,369. The notes accrue interest at 5.0% per annum, are unsecured, and are convertible into the Company’s common stock at the price of $12.00 per share, or 90% of the Company’s IPO price, if it were to occur. The agreements also contain a provision that in the case a shareholder converts the notes into shares of the Company’s common stock, the shareholder will receive a warrant to purchase up to 25% of the shares converted, at the exercise price of $10.50 per share. The warrants, if issued, will expire three years from the date of grant.

As of December 31, 2022, total principal of $5,369 and total accrued and unpaid interest of $758 was owed on the notes. During the three months ended March 31, 2023, the notes accrued interest of $22, and on January 30, 2023, the date of the closing of the IPO, total principal of $5,369 and total accrued and unpaid interest of $780 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 1,134,063 shares of the Company’s common stock based on the conversion price of $5.40, which was 90% of the IPO closing price. As of March 31, 2023, no principal or interest was due on the notes. During the three months ended March 31, 2023, the Company issued the shareholders additional stock warrants to purchase up to 111,828 shares of the Company’s common stock at an exercise price of $10.50 (see Note 11).

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Convertible note payable	$—	$9,065
Less: debt discount	—	(541)

Convertible notes payable, net	$—	$8,524

During the years ended December 31, 2020 and 2021, the Company entered into convertible note payable agreements with an investing group under which the Company borrowed an aggregate amount of $9,065. The notes accrue interest at 6.0% per annum, are unsecured, and are convertible into the Company’s common stock at the price of $10.50 per share. In consideration for the notes, the Company issued the noteholder stock warrants to purchase up to 146,641 shares of its common stock with an exercise price of $10.50 per share. The warrants expire in September 2025.

As of December 31, 2022, the Company owed $9,065 of principal on the notes and $1,178 of accrued and unpaid interest. During the three months ended March 31, 2023, the notes accrued interest of $45, and on January 30, 2023, the date of the closing of the IPO, total principal of $9,065 and total accrued and unpaid interest of $1,223 was owed on the notes.

The Company calculated the relative fair value of the warrants issued to the noteholder and recognized a debt discount at the date of issuance. The note discount is being amortized over the term of the note and the unamortized portion is recognized as a reduction to the carrying amount of the note (a valuation debt discount). As of December 31, 2022, the notes had an unamortized debt discount balance of $541. During the three months ended March 31, 2023, the Company amortized $541 of debt discount, leaving no unamortized balance at March 31, 2023.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 979,619 shares of the Company’s common stock based on the conversion price of $10.50 per share. As of March 31, 2023, no principal or interest was due on the notes.

NOTE 9 - SHAREHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2022, authorized shares and shares issued and outstanding of the Company’s preferred stock by series were as follows:

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

Upon the closing of the Company’s IPO on January 30, 2023, all of the Company’s 22,094,889 outstanding shares of Series A through Series K preferred stock automatically converted into 8,355,610 shares of common stock, of which 991,172 shares were attributable to conversion price adjustments based on a weighted-average anti-dilution formula.

As of January 30, 2023, earned but undeclared and unpaid Series H dividends were $3,443. Upon the closing of the IPO, the unpaid dividends were automatically converted into 272,101 shares of the Company’s common stock.

Common Stock

Authorized shares

The Company’s Certificate of Incorporation authorizes the Company to issue up to 75,000,000 of its common shares. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of March 31, 2023 and December 31 2022, there were 24,553,470 and 9,126,726 shares of common stock issued and outstanding, respectively.

Common Stock Issued for Cash Upon Closing of the Company’s IPO

On January 30, 2023, the Company completed its IPO of its common stock in which the Company issued and sold 2,500,000 shares of its common stock at a public offering price of $6.00 per share. In February 2023, the Company sold an additional 153,000 shares of common stock at $6.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock. The total gross proceeds of the IPO were $15,918 and the Company raised $12,632 in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Adoption of Equity Incentive Plan and Employee Stock Purchase Plan

In June 2022, the Board of Directors adopted the 2022 Equity Incentive Plan (the “2022 Plan”). The stockholders approved the 2022 Plan in August 2022, and it became effective upon its approval by the Company’s stockholders, but no grants could be made under the 2022 Plan until immediately prior to the execution of the underwriting agreement related to the IPO. Under the 2022 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2022 Plan is a successor to the 2019 Plan. A total of 2,800,000 shares of common stock were approved to be initially reserved for issuance under the 2022 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s Board of Directors.

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

Grant of Restricted Stock Units (RSU)

The following table summarizes restricted common stock activity during the three months ended March 31, 2023:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value

Non-vested, December 31, 2022	-	$-	$-
Granted	113,500	746	6.57
Vested	-	(198)	6.57
Forfeited	-	-	-
Non-vested, March 31, 2023	113,500	$548	$6.57

On February 17, 2023, the Company’s Board of Directors approved the issuance of a combined total of 113,500 restricted shares of the Company’s common stock to certain of its officers, directors and consultants. All of the shares vest on July 25, 2023. The fair value of the shares on the date of grant was $746. As the RSU shares vest in July 2023, no common shares were issued during the three months ended March 31, 2023. The RSU shares were granted under the Company’s 2022 Equity Incentive Plan.

During the three months ended March 31, 2023, the Company recorded $198 of stock compensation for the fair value vesting of restricted common stock and as of March 31, 2023, unamortized compensation of $548 remained that will be amortized over the remaining vesting period, through July 2023.

Stock Options

In August 2009, the Company’s Board of Directors approved the adoption of the 2009 Equity Incentive Plan (“the 2009 Plan”). The 2009 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 6,166,666 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. As of March 31, 2023 and December 31, 2022, no shares were available for grant under the 2009 plan.

In September 2018, the Company’s Board of Directors approved the adoption of the 2019 Equity Incentive Plan (“the 2019 Plan”). The 2019 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. The 2019 Plan allows for the following types of awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock Awards; (v) Restricted Stock Unit Awards; (vi) Other Stock Awards. The maximum number of shares of our common stock that may be issued under our 2019 Plan is 2,059,073 shares. Outstanding stock awards granted under the 2009 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of failure to meet a contingency or condition required to vest such shares or otherwise return to us; or (iii) are required or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award can be added to the authorized shares as Returning Shares, not to exceed 3,774,260 shares. The maximum number of shares of our common stock under our 2019 Plan that may be issued is 5,833,333 shares. As of March 31, 2023, a total of 1,632,314 shares were available for grant under the 2019 plan, and a total of 2,800,000 were available for grant under the 2022 plan.

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

The Company’s policy is to recognize compensation cost for awards with only service conditions on a straight- line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises. The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The table below summarizes the Company’s stock option activities for the three months ended March 31, 2023:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, December 31, 2022	4,201,019	$6.00 - 10.50	$6.09
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Expired	—	—	—

Balance, March 31, 2023	4,201,019	$6.00 - 10.50	$6.09
			09
Vested and exercisable, March 31, 2023	4,012,963	$6.00 - 10.50	$6.26

Unvested, March 31, 2023	188,056	$6.00	$6.00

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.00	4,092,887	5.28	$6.00	3,904,831	5.11	$6.00
9.00 - 10.50	108,132	4.80	9.67	108,132	4.80	9.67
$6.00 - 10.50	4,201,019	5.27	$6.09	4,012,963	5.11	$6.26

In September 2022, the Company’s board of directors approved a stock option repricing whereby the exercise prices of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, would be adjusted (the “Stock Option Repricing”) to equal the initial offering price, contingent and effective upon the completion of the Company’s IPO. In connection with the closing of the IPO, the Stock Option Repricing was completed and the options to purchase 4,092,887 shares of the Company’s common stock, with exercise prices previously between $9.00 and $10.50, were repriced to the initial offering price of $6.00 per share, of which a total of 2,796,400 shares of Common Stock are held by executive officers and directors. The total cost of the repricing was $2,733, of which $2,606 was recorded during the three months ended March 31, 2023, with the remainder of the cost being recorded over the future vesting periods of the options.

During the three months ended March 31, 2023, the Company recorded $227 of stock compensation for the value of all options vesting during the period. As of March 31, 2023, unvested compensation of $1,751 remained that will be amortized over the remaining vesting period, through September 2025. The aggregate intrinsic value for option shares outstanding at March 31, 2023 was $90,933.

At the time of the issuances of stock options, the Company believed the Company’s estimates of the fair value for financial reporting purposes of the Company’s common stock were reasonable and consistent with the Company’s understanding of how similarly situated companies in the industry were valued.

Stock Warrants

The table below summarizes the Company’s warrants activities for the three months ended March 31, 2023:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, December 31, 2022	725,174	$3.00 - 10.50	$8.24
Granted	331,269	5.40 - 10.50	7.44
Cancelled	(36)	9.00	9.00
Exercised	(16,666)	9.00	9.00
Expired	(4,762)	10.50	10.50

Balance, March 31, 2023	1,034,979	$3.00 - 10.50	$7.96

Vested and exercisable, March 31, 2023	1,034,979	$3.00 - 10.50	$7.96

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2023:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.00	133,333	3.92	$3.00	133,333	3.92	$3.00
5.40 – 9.00	627,940	3.19	7.91	627,940	3.19	7.91
10.50	273,706	1.41	10.50	273,706	1.41	10.50
$3.00 – 10.50	1,034,979	2.82	$7.96	1,034,979	2.82	$7.96

Upon the closing of the IPO, the Company agreed to issue to the underwriters, warrants entitling them to purchase up to 175,000 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire on the fifth anniversary of the closing date of the IPO, or January 2028.

During the three months ended March 31, 2023, the Company granted warrants to certain of its lenders to purchase up to 44,441 shares of the Company’s common stock (see Note 6). The warrants have an exercise price of $5.40 per share and expire three years from the date of the grant.

During the three months ended March 31, 2023, the Company granted warrants to certain of its lenders to purchase up to 111,828 shares of the Company’s common stock. The warrants have an exercise price of $10.50 per share and expire in April 2023. In addition, the Company has entered into convertible debt agreements with two lenders under which the agreements contain a provision that in the case the lender converts the notes into shares of the Company’s common stock, the lender will receive a warrant to purchase up to 25% of the shares converted, with exercise prices ranging from $9.00 to $10.50 per share. The warrants, if issued, will expire over various periods from the date of grant, but none exceeding ten years. The maximum total number of warrant shares that could be granted is 69,893 as of March 31, 2023.

The Company calculated the aggregate fair value of the warrants on the date of grant to be $3,110 using a Black-Scholes pricing model. As all of the debt converted during the three months ended March 31, 2023, the value of the warrants was recorded as a financing cost during the same period. Subsequent to March 31, 2023, the 111,828 shares were exercised for proceeds of $1,174.

During the three months ended March 31, 2023, a warrant holder completed a cashless exercise of their stock warrant. The holder exercised 16,666 warrant shares at an exercise price of $9.00 per share and received 11,666 shares of the Company’s common stock.

The aggregate intrinsic value for warrant shares outstanding at March 31, 2023 was $13,745.

NOTE 10 - LEGAL MATTERS

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

NOTE 11 - SUBSEQUENT EVENTS

On May 12, 2023, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain investors, or the Purchasers, pursuant to which the Company agreed to sell and issue 1,665,213 shares of its Common Stock in the Private Placement. The purchase price per share of Common Stock is $20.00 per share. The initial closing of the Private Placement is expected to occur on or before May 19, 2023, or the Initial Closing, subject to customary closing conditions. The total gross proceeds to us at the Initial Closing from the Private Placement are expected to be approximately $33,300, including approximately $1,500 from the cancellation of certain of the Company’s bridge loans and accrued interest (see Note 6). Two of the Purchasers will, and are contractually obligated to, fund up to $15,000 of such Purchasers’ investment amounts following the Initial Closing but no later than November 15, 2023.

Subsequent to March 31, 2023, the Company repaid one of its bridge loans (see Note 6) totaling $210, including $200 of principal and $10 of accrued interest. As of the date of this filing, no amounts are due on the bridge loans, including accrued interest.

Subsequent to March 31, 2023, warrants to purchase 111,828 shares of common stock were exercised for proceeds of $1,174.

Item 2. Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022.

In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and any projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the Securities Exchange Commission, or SEC.

We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. Statements made herein are as of the date of the filing of this Quarterly Report with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Since inception, we have incurred significant operating losses. Our net loss was $10.4 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $203.6 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

The COVID-19 pandemic did not have a material net impact on our operating results, however, it did have some impact on our supply chain and a number of our potential clinical trial sites report having continued resource constraints. It is unknown what, if any, the long-term impact the COVID-19 pandemic will have on our business operations.

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

The report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2022 included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. See Note 1 to our annual financial statements for additional information on our assessment.

As of March 31, 2023, we had a cash balance of $10.3 million. We expect our cash on hand at March 31, 2023, together with the proceeds from our recently announced private placement, or the Private Placement, will last until the first quarter of 2025.

Recent Developments

In April 2023, Newsoara initiated a Phase 1/2 clinical trial of Olvi-Vec in patients with recurrent small cell lung cancer (SCLC) in China. The first enrolled participant, in addition to SCLC, had metastases in brain, liver and lymph nodes with ongoing atrial fibrillation and anemia. Upon receiving study treatment, the patient experienced impaired liver function, coagulation disorder, low platelets, increased blood amylase, and fever. The patient subsequently recovered, remains on trial and has received scheduled chemotherapy in accordance with the trial protocol. Newsoara intends to continue the trial as planned, initially with de-escalated dose cohorts due to Olvi-Vec treatment-naïve Asian study population, but with the goal of completing all dose cohorts per the trial protocol and of completing the trial on the original timeline. We do not expect any impact on our ongoing and future US clinical trials.

Components of Results of Operations

Net Sales

During the year ended December 31, 2022, under our Newsoara and Elias agreements, we recognized revenue of $11.1 million, with a 10% foreign income tax of $1.1 million being recorded as a provision for foreign income taxes relating to our Newsoara agreement.

During the year ended December 31, 2022, under our Newsoara agreement, we invoiced and collected $0.2 million relating to supplying product for Newsoara to use in its clinical trials. As the product did not ship during the year ended December 31, 2022, we recorded the cash received as deferred revenue until the product was shipped. During the three months ended March 31, 2023, we shipped the product to Newsoara and thus recognized the revenue.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts and preclinical and clinical studies under our research programs, which include:

● employee-related expenses, including salaries, benefits and stock-based compensation expense for our research and development personnel;

● costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on our behalf;

● costs of manufacturing drug product and drug supply related to our current or future product candidates;

● costs of conducting preclinical studies and clinical trials of our product candidates;

● consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;

● costs of maintaining our laboratory, including purchasing laboratory supplies and non-capital equipment used in our preclinical studies;

● costs related to compliance with clinical regulatory requirements; and

● facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

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

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete development of our current or future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if they are approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

● the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies and clinical trials and other research and development activities;

● establishing an appropriate safety profile;

● successful enrollment in and completion of clinical trials;

● whether our product candidates show safety and efficacy in our clinical trials;

● receipt of marketing approvals from applicable regulatory authorities;

● establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

● obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

● commercializing product candidates, if and when approved, whether alone or in collaboration with others; and

● continued acceptable safety profile of the products following any regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31,	March 31,
	2023	2022
Revenues	$170	$—

Operating Expenses:
Research and development	2,845	2,369
General and administrative	3,787	1,095
Total operating expenses	6,632	3,464
Loss from operations	(6,462)	(3,464)
Other Expenses:
Interest expense	(143)	(288)
Debt discount amortization	(649)	(49)
Financing costs	(3,110)	-
Total other expenses	(3,902)	(337)

Net loss	$(10,364)	$(3,801)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31,	March 31,
Research and Development Expenses:	2023	2022
Employee compensation and related expenses	$393	$394
Stock compensation, including the cost of stock option modifications and restricted stock grants	736	63
Manufacturing and laboratory materials and other expenses	93	280
Outsourced manufacturing services	280	375
Clinical and regulatory expenses	826	733
Facility-related expenses, including depreciation	300	375
Consulting expenses and contract labor	208	132
Other expenses	9	17
Total research and development expenses	$2,845	$2,369

Research and development expenses were $2.8 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $0.4 million, or 20%. Significant variations between periods are as a result of a $0.7 million increase in stock compensation expense in 2023, primarily due to stock option modification costs and the issuance of restricted stock units in 2023.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31,	March 31,
General and Administrative Expenses:	2023	2022
Employee compensation and related expenses	$459	$371
Stock compensation, including the cost of stock option modifications and restricted stock grants	2,295	310
Professional services	674	84
Facility-related expenses	80	70
Insurance expenses	208	78
Consulting and contract labor expenses	36	148
Other expenses	35	34
Total general and administrative expenses	$3,787	$1,095

General and administrative expenses were $3.8 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $2.7 million, or 246%. Significant variations between periods are as follows:

● a $2.0 million increase in stock compensation expense in 2023, primarily due to stock option modification costs and the issuance of restricted stock units in 2023; and

● a $0.6 million increase in professional service expenses in 2023, primarily resulting from increased corporate legal costs and other professional services related to our being a newly publicly-traded company.

Other Expenses

Other expenses were $3.9 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, other expenses consisted of interest expense of $0.1 million, debt discount amortization of $0.7 million and financing costs of $3.1 million, while during the same period in 2022, other expenses consisted of interest expense of $0.3 million and debt discount amortization of $0.05 million.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2023, we incurred a net loss of $10.4 million and used cash in operations of $4.6 million and had an accumulated deficit of $203.6 million as of March 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our strategies. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In addition, our independent registered public accounting firm, in its report on our December 31, 2022 financial statements, has raised substantial doubt about our ability to continue as a going concern.

As of March 31, 2023, we had cash on hand in the amount of $10.3 million. The ability to continue as a going concern is dependent on our attaining and maintaining profitable operations in the future and raising additional capital to meet our obligations and repay our liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and licensing income, and we expect to continue to rely on these sources of capital in the future. During the three months ended March 31, 2023, we closed our IPO and received net proceeds of $12.6 million. We expect our cash on hand at March 31, 2023, together with the proceeds from our recently announced Private Placement, will last until the first quarter of 2025.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing, or grant unfavorable terms in licensing future licensing agreements.

Cash Flows

The table below summarizes our cash flow activities for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31,	March 31,
Net cash provided by (used in):	2023	2022
Operating activities	$(4,590)	$2,825
Investing activities	(109)	(15)
Financing activities	14,640	(130)
Net increase in cash	$9,941	$2,680

Operating Activities

During the three months ended March 31, 2023, we used cash from operating activities of $4.6 million, compared to $2.8 million provided during the three months ended March 31, 2022. During the three months ended March 31, 2023, we incurred a net loss of $10.4 million and had non-cash expenses of $7.0 million, compared to a net loss of $3.8 million and non-cash expenses of $0.7 million during the three months ended March 31, 2022. The primary non-cash expense during both periods was stock-related compensation, totaling $6.1 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively. The net change in operating assets and liabilities during the three months ended March 31, 2023 used cash of $1.3 million compared to $6.0 million provided during the three months ended March 31, 2022. The primary use of cash during the three months ended March 31, 2023 was the decrease in accounts payable and accrued expenses of $0.9 million. The primary source of cash during the three months ended March 31, 2022 was the increase in deferred revenue of $5.5 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $0.1 million, consisting of the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2022 was $0.01 million, consisting of the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2023, we provided cash from operating activities of $14.6 million, compared to $0.1 million used during the three months ended March 31, 2022. For the three months ended March 31, 2023, cash provided by financing activities consisted of proceeds from the issuance of proceeds from notes payable - shareholders totaling $0.9 million and proceeds from the sale of common stock related to our IPO totaling $14.5 million, excluding offering costs paid by us.

Net cash used in financing activities during the three months ended March 31, 2023 related to the repayment of notes payable - shareholders totaling $0.5 million and the payment of deferred offering costs of $0.3 million. Net cash used in financing activities for the three months ended March 31, 2022 was $0.1 million related to the repayment of convertible notes payable - shareholders.

Equity Financing

On May 12, 2023, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain investors, or the Purchasers, pursuant to which we agreed to sell and issue 1,665,213 shares of our Common Stock in the Private Placement. The purchase price per share of Common Stock is $20.00 per share. The initial closing of the Private Placement is expected to occur on or before May 19, 2023, or the Initial Closing, subject to customary closing conditions. The total gross proceeds to us from the Private Placement are expected to be approximately $33.3 million, including approximately $1.5 million from the cancellation of existing indebtedness. Two of the Purchasers will, and are contractually obligated to, fund up to $15 million of such Purchasers’ investment amounts following the Initial Closing but no later than November 15, 2023.

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

We expect our cash on hand at March 31, 2023, together with the proceeds from our recently announced Private Placement, will last until the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

● the costs of conducting preclinical studies and clinical trials;

● the costs of manufacturing;

● the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;

● the costs, timing, and outcome of regulatory review of our product candidates;

● our ability to establish and maintain collaborations on favorable terms, if at all;

● the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;

● the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

● the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

● the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

● our headcount growth and associated costs as we expand our business operations and research and development activities; and

● the costs of operating as a public company.

We expect our cash on hand at March 31, 2023, together with the proceeds from our recently announced Private Placement, will last until the first quarter of 2025.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our audited financial statements appearing elsewhere in this Quarterly Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

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

The additional objective and subjective factors considered by our board of directors in determining the fair value of our common stock included the following:

● the prices of our common stock and preferred stock sold to outside investors in arm’s length transactions, if any, and the rights, preferences and privileges of our preferred stock as compared to those of our common stock, including the liquidation preferences of our preferred stock;

● the progress of our research and development efforts, including the status of preclinical studies and planned clinical trials for our product candidates;

● the lack of liquidity of our equity as a private company;

● our stage of development and business strategy and the material risks related to our business and industry;

● the valuation of publicly traded companies in the biotechnology industry, as well as recently completed mergers and acquisitions of peer companies;

● any external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;

● the likelihood of achieving a liquidity event, such as an IPO or a sale of our company in light of prevailing market conditions; and

● the analysis of IPOs and the market performance of similar companies in the biotechnology industry.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2023 and 2022, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

Quantitative and Qualitative Disclosures about Market Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023 or 2022.

Recent Accounting Pronouncements

For a description of recently issued accounting standards that may have a material impact on our financial statements or will otherwise apply to our operations, please see Note 2 to our audited financial statements appearing elsewhere in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

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

Management’s Report on Internal Control Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Risk Factor Summary

We face many risks and uncertainties, as more fully described in this section under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.” Some of the material risks associated with our business include the following:

●	We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.

●	We will require substantial additional financing to advance the development of our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital could force us to delay, limit, reduce or terminate our product development programs, potential commercialization efforts or other operations.

●	Our product candidates are in preclinical and clinical stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable.

●	Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

●	We currently have only one product candidate, Olvi-Vec, in clinical development. A failure of this product candidate in clinical development would adversely affect our business and may require us to discontinue development of other product candidates based on the same therapeutic approach.

●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome and stringent regulations, and delays can occur for a variety of reasons.

●	Changes in product candidate manufacturing or formulation may result in additional costs or delay.

●	If we are unable to manufacture and release any product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, any product candidates and may lose potential revenues.

●	If we fail to comply with federal and state healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, financial condition, results of operations, stock price and prospects will be materially harmed.

●	We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

●	If we are unable to obtain, maintain and protect our intellectual property rights for our technology and product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.

●	We are highly dependent on our key personnel, including our President, Chief Executive Officer and Chairman. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	Unfavorable market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, stock price and prospects.

●	Public health crises such as pandemics, including the COVID-19 pandemic, or similar outbreaks could materially and adversely affect our preclinical studies and clinical trials, business, financial condition and results of operations.

●	The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control, which could result in substantial losses for our stockholders.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations, stock price and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net loss was $10.4 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively. As March 31, 2023, we had an accumulated deficit of $203.6 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	advance the Phase 3 registration clinical trial for our lead product candidate, Olvi-Vec, in PRROC;

●	initiate planned and future clinical trials of Olvi-Vec in other cancer indications;

●	discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials;

●	manufacture preclinical, clinical and commercial supplies of our product candidates;

●	broaden and strengthen our internal manufacturing capabilities, including the expansion and upgrade of our in-house manufacturing facility;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional research and development, clinical, scientific and management personnel;

●	add operational, financial and management information systems and personnel;

●	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain regulatory approval and we commercialize on our own or in collaboration with others; and

●	incur additional legal, accounting and other expenses operating as a public company.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing Olvi-Vec and our other product candidates and programs, and of conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining marketing approvals for Olvi-Vec and future product candidates we develop if clinical trials are successful;

●	the success of any future collaborations;

●	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

●	the cost and timing of establishing, equipping, and operating our current and planned manufacturing activities;

●	the cost of manufacturing Olvi-Vec and future product candidates for clinical trials in preparation for marketing approval and commercialization;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the cost, timing and outcome of seeking FDA and any other regulatory approvals for any future product candidates;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	our ability to establish and maintain healthcare coverage and adequate reimbursement for our future products, if any;

●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

●	the emergence of competing cancer therapies and other adverse market developments;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;

●	the costs associated with being a public company;

●	our need and ability to retain key management and hire scientific, technical, medical and business personnel;

●	the costs associated with expanding our facilities or building out our laboratory space; and

●	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and the overall impact of the COVID-19 pandemic.

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. We expect our cash on hand at March 31, 2023, together with the proceeds from our recently announced Private Placement, will last until the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance, may not be sufficient to complete development of Olvi-Vec or any other product candidate. Additionally, although we recently signed a securities purchase agreement in connection with our Private Placement, the Private Placement may not close and we may not receive some or all of the committed proceeds, which would exhaust our available capital resources sooner than we expected. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with future partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our development programs. We have no products approved for commercial sale, have not generated any revenue from commercially approved product sales, and do not anticipate generating any revenue from commercially approved product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends heavily on our success in achieving a number of goals, including:

●	completing research regarding, and preclinical and clinical development of, product candidates and programs, including Olvi-Vec, and identifying and developing new product candidates;

●	obtaining marketing approvals for any product candidates for which we complete clinical trials;

●	obtaining regulatory approval to use and sell products generated by our existing or future manufacturing processes for Olvi-Vec and future product candidates, including at our existing manufacturing facility and/or by establishing and maintaining supply and manufacturing relationships with third parties;

●	launching and commercializing product candidates for which we obtain marketing approvals, either directly by establishing a sales force and marketing, medical affairs and distribution infrastructure or, alternatively, with a collaborator or distributor;

●	establishing and maintaining healthcare coverage and adequate reimbursement for our future products, if any;

●	obtaining market acceptance of product candidates that we develop as viable treatment options;

●	addressing any competing technological and market developments;

●	identifying, assessing, acquiring and developing new product candidates;

●	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;

●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

●	attracting, hiring, and retaining qualified personnel.

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

All of our product candidates are in research, preclinical or clinical development. We have not completed the development of any product candidates, we currently generate no revenue, and we may never be able to develop a marketable product. Enrollment was completed in September 2019, and we reported multiple data readouts in 2020 (and expect final, long-term readout by the end of 2023) of our Phase 2 clinical trial, an open-label, single-arm study, of our lead product candidate, Olvi-Vec, in patients with PRROC. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022.

Subject to FDA authorization, we anticipate beginning regulatory study start-up of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV followed by treatment as per the NCCN Guidelines for patients with recurrent NSCLC in the United States in the first half of 2023, which will be funded in its entirety by Newsoara. We plan to conduct this trial under our current open IND and, subject to regulatory authorization, potentially launch a multi-regional clinical trial with Newsoara in the United States and China. Newsoara recently initiated a Phase 1 clinical trial of Olvi-Vec in patients with recurrent SCLC in China, and in the future plans to initiate trials in recurrent NSCLC and recurrent ovarian cancer in China.

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

The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials;

●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

●	acceptance of INDs/IND amendments for our planned clinical trials or future clinical trials;

●	successful enrollment and completion of clinical trials;

●	successful data from our clinical trials that support FDA conclusion of an acceptable risk-benefit profile of our product candidates in the intended populations;

●	receipt of regulatory and marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

●	obtaining regulatory approval to use our existing or future manufacturing processes for the clinical and commercial manufacture of our product candidates at our existing or future manufacturing facilities or at the facilities of one or more third-party manufacturers with whom we would need to establish supply arrangements;

●	successfully launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of any products we develop and their benefits and uses, if and when approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and

●	maintaining a continued acceptable safety profile of the products following approval.

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

Conducting preclinical testing and clinical development is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of certain programs that are the responsibility of any potential future partners over which we have no control. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

●	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials;

●	unexpected toxicities observed in preclinical IND-enabling studies precluding the identification of a safe dose to move forward in human clinical trials;

●	delays in obtaining regulatory approval for, and production or manufacturing of, clinical supply;

●	delays in reaching a consensus with regulatory agencies on study or trial design; and

●	regulatory authorities not allowing us to rely on previous findings of safety and efficacy for other similar but approved products and published scientific literature.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any ongoing or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize Olvi-Vec or any future product candidates, including:

●	regulators or institutional review boards (IRBs), may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or contract research organizations (CROs);

●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the unsuccessful implantation of catheters used to deliver Olvi-Vec;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate, or may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;

●	third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

●	manufacturing delays;

●	we, regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, emergent drug- drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a biologically, chemically or mechanistically similar therapeutic or therapeutic candidate;

●	changes could be adopted in marketing approval policies during the development period, rendering our data insufficient to obtain marketing approval;

●	statutes or regulations could be amended, or new ones could be adopted;

●	changes could be adopted in the regulatory review process for submitted product applications;

●	the cost of clinical trials of our product candidates may be greater than we anticipate, or we may have insufficient funds for a clinical trial or product manufacture or to pay the substantial user fees required by the FDA upon the submission of a BLA or equivalent authorizations from comparable foreign regulatory authorities;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

●	we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs;

●	we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs that make further study impractical or not financially prudent;

●	regulators may ultimately disagree with the design or our conduct of our preclinical studies or clinical trials, finding that they do not support product candidate approval;

●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;

●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;

●	the FDA or comparable foreign regulatory authorities may disagree with our trial design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

●	the FDA or comparable foreign regulatory authorities may disagree with our intended indications;

●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and

●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development, including, for example due to a longer-and/or-higher-than-expected response rate determination in the active comparator group or a shorter-and/or-lower-than-expected response rate determination in the experimental drug group.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment or retention in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

●	availability and efficacy of approved therapies for the disease under investigation;

●	patient eligibility criteria for the trial in question;

●	risks that enrolled subjects will drop out before completion of the trial, including as a result of emergent drug-drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects, contracting COVID-19 or other health conditions;

●	risks of excessive catheter implantation failures leading to elimination of particular study sites from the trial in question;

●	perceived risks and benefits of the product candidate under study;

●	the timely initiation of clinical trial sites;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients;

●	withdraw of consent for any reasons;

●	unforeseen limitations of protocol design; and

●	protocol amendment by the sponsor and/or as requested by applicable regulatory authorities.

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

For our lead product candidate, Olvi-Vec, we completed enrollment, and we reported multiple data readouts in 2020 and 2021 for our Phase 2 clinical trial and expect the final readout by the end of 2023. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. Other product candidates that may be generated from our oncolytic VACV platform are in preclinical development. For the PRROC indication, we will be required to conduct at least one additional clinical trial of Olvi-Vec before we can submit a marketing application to the applicable regulatory authorities. Clinical development is expensive and can take many years to complete and its outcome is inherently uncertain. Olvi-Vec may not perform as we expect in clinical trials, particularly in our open-label, randomized, and controlled Phase 3 registration clinical trial, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect and may not ultimately prove to be safe and effective.

The results of previous clinical trials of Olvi-Vec and results of preclinical studies or early clinical trials of any other product candidate we develop, may not be predictive of the results of subsequent and later-stage clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in registration-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We do not have experience in successfully completing registration-stage clinical trial and may be unable to execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

To date, Olvi-Vec is the only product candidate we have tested in humans. The most advanced trial with enrollment completed was our open-label, single-arm Phase 1b/2 clinical trial in PRROC. Enrollment was completed in September 2019, and we reported multiple data readouts in 2020 and 2021, and expect the final, long-term readout by the end of 2023. Additionally, we previously conducted five Phase 1 clinical trials and one Expanded Access Program (EAP) in different indications, using different routes of administration and different dosing regimens. The most common treatment-related toxicities generally observed in our trials from different routes of administration were pyrexia, nausea, chills and fatigue with additional common treatment-related toxicities observed in our intraperitoneal administration trials being abdominal pain and abdominal distension. As we continue our development of Olvi-Vec and initiate clinical trials of any future product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge or be reported, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after they are tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label, a Risk Evaluation and Mitigation Strategy (REMS) or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require, or we may voluntarily develop strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;

●	regulatory authorities may require additional warnings on the label;

●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

●	we may be forced to suspend marketing of that product, or decide to remove the product form the marketplace;

●	we may be required to change the way the product is administered;

●	we could be subject to fines, injunctions, or the imposition of criminal or civil penalties;

●	we could be sued and held liable for harm caused to patients; and

●	the product may become less competitive, and our reputation may suffer.

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

Drug development is inherently risky and uncertain. We cannot be certain that we will be able to:

●	complete IND-enabling preclinical studies or develop manufacturing processes and associated analytical methods that meet current good manufacturing practice (cGMP) requirements in time to initiate or to complete our anticipated or future clinical trials in the timeframes we announce;

●	obtain sufficient clinical supply of our product candidates to support our anticipated or future clinical trials;

●	initiate clinical trials within the timeframes we announce;

●	enroll and maintain a sufficient number of subjects to complete or timely complete any clinical trials; or

●	collect and analyze the data from any completed clinical trials in the timeframes we announce.

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

Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of our product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our product candidates are approved, they may:

●	be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;

●	contain significant safety warnings, including boxed warnings;

●	contain significant contraindications, and precautions which could reduce the size of the patient population;

●	not be approved with label statements necessary or desirable for successful commercialization;

●	contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS to monitor the safety or efficacy of the products; or

●	be withdrawn from the market because of a serious safety issue becomes know after approval is granted.

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

Subject to FDA authorization, we anticipate beginning regulatory study start-up of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV followed by treatment as per the NCCN Guidelines for patients with recurrent NSCLC in the United States in the first half of 2023, which will be funded in its entirety by Newsoara. We plan to conduct this trial under our current open IND and, subject to regulatory authorization, potentially launch a multi-regional clinical trial with Newsoara in the United States and China. Newsoara recently initiated a Phase 1 clinical trial of Olvi-Vec in patients with recurrent SCLC in China in the first half of 2023, and in the future plans to initiate trials in recurrent NSCLC and recurrent ovarian cancer in China.

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

Conducting clinical trials outside the United States exposes us to additional risks, including risks associated with:

●	additional foreign regulatory requirements;

●	compliance with foreign manufacturing, customs, shipment and storage requirements;

●	cultural differences in medical practice and clinical research; and

●	diminished protection of intellectual property in some countries.

Approval by the FDA or comparable foreign regulatory authorities to market our product candidate will be limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of any products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval to market a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for any products we develop, including claims comparing our products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA or comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and GCPs for any clinical trials that we conduct post-approval.

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

In addition, later discovery of previously unknown adverse events or of the product being less effective than previously thought or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various negative results, including:

●	restrictions on manufacturing, distribution, or marketing of such products;

●	restrictions on the labeling, including required additional warnings, such as black boxed warnings, contraindications, precautions, and restrictions on the approved indication or use;

●	modifications to promotional pieces;

●	issuance of corrective information;

●	requirements to conduct post-marketing studies or other clinical trials;

●	clinical holds or termination of clinical trials;

●	requirements to establish or modify a REMS or similar strategy;

●	changes to the way the product candidate is administered;

●	liability for harm caused to patients or subjects;

●	reputational harm;

●	the product becoming less competitive;

●	warning, untitled, or cyber letters;

●	suspension of marketing or withdrawal of the products from the market;

●	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product candidate;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recalls of products;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of our products;

●	product seizure or detention;

●	FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or

●	injunctions or the imposition of civil or criminal penalties, including imprisonment.

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

Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production, with such risks including:

●	quality control, including stability of the product candidate and quality assurance testing;

●	shortages of qualified personnel or key raw materials or components;

●	product loss during the manufacturing process, including loss caused by contamination, equipment failure or improper installation or operation of equipment, or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination;

●	the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor and raw material shortages, natural disasters, power failures and numerous other factors; and

●	any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for product candidate batches that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

We have developed a new process for larger-scale manufacturing using a closed, mammalian-cell-based production system. This process is being implemented in our manufacturing facility and is intended to produce Olvi-Vec and other clinical products for use in our subsequent clinical trials and in our commercial launches. We may also make further changes to our manufacturing facilities and processes at various points during development or commercialization, for a number of reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate or other reasons. The manufacturing changes could require changes in raw materials, components and services that are obtained from third-party suppliers. The inability of suppliers to provide those supplies or services or delays in acquiring the supplies or services would delay the manufacture of clinical or commercial product supplies.

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

While we are responsible for the manufacturing of our product candidates, drug substance and drug product, reliance on raw material and component suppliers entails risks, including:

●	reduced control for certain aspects of our manufacturing activities;

●	termination or nonrenewal of the applicable supplier and service agreements in a manner or at a time that is costly or damaging to us;

●	the possible breach by our third-party suppliers and service providers of our agreements with them;

●	the failure of our third-party suppliers and service providers to comply with applicable regulatory requirements;

●	disruptions to the operations of our third-party suppliers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or service provider; and

●	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

Our current collaborations with TVAX, Newsoara and ELIAS, and potential future collaborations we might enter into for Olvi-Vec or our other product candidates, may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;

●	collaborators may pursue development and commercialization of product candidates in a different manner than we would, may not pursue development and commercialization of product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could fail to make timely regulatory submissions for a product candidate;

●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements, which could subject them or us to regulatory enforcement actions;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability.

In addition, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report also apply to the activities of any of our current or future collaborators.

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

If we, or our collaboration partners, are successful in obtaining marketing approval from applicable regulatory authorities for Olvi-Vec or any other product candidate, our ability to generate revenues from any such products will depend on our success in:

●	launching commercial sales of such products, whether alone or in collaboration with others;

●	receiving approved labels with claims that are necessary or desirable for successful marketing, and that do not contain safety or other limitations that would impede our ability to market such products;

●	creating market demand for such products through marketing, sales and promotion activities;

●	hiring, training, and deploying a sales force or contracting with third parties to commercialize such products in the United States;

●	creating partnerships with, or offering licenses to, third parties to promote and sell such products in foreign markets where we receive marketing approval;

●	manufacturing such products in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;

●	establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;

●	maintaining patent and trade secret protection and regulatory exclusivity for such products;

●	achieving market acceptance of such products by patients, the medical community, and third-party payors;

●	achieving coverage and adequate reimbursement from third-party payors for such products;

●	achieving patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement from third-party payors;

●	competing effectively with other therapies; and

●	maintaining a continued acceptable safety profile of such products following launch.

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

We are aware of a number of companies developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

●	Oncolytic viral immunotherapies, including Amgen’s IMLYGIC (talimogene laherparepvec), the only FDA-approved oncolytic immunotherapy, which is approved for the local treatment of unresectable cutaneous, subcutaneous, and nodal lesions in patients with melanoma recurrent after initial surgery and is in development for several other indications, and other oncolytic viruses in development by companies such as AstraZeneca PLC, Boehringer Ingelheim, CG Oncology, Inc., Candel Therapeutics, Inc., Daiichi Sankyo Company, Limited, DNAtrix Inc., Imugene Limited, Johnson & Johnson, Merck & Co., Inc. (Merck), Oncolytics Biotech Inc., Oncorus, Otsuka Holdings Co. Ltd., PsiOxus Therapeutics, Ltd., Regeneron Pharmaceuticals, Inc., Replimune Group, Inc., SillaJen, Inc. (SillaJen), Targovax USA, Transgene SA, Turnstone Biologics Corp. and Vyriad, Inc.;

●	Approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno- oncology companies focused on IL-12, such as Ziopharm Oncology Inc.;

●	Cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as Advaxis, Inc., Agenus Inc., AstraZeneca, Bavarian Nordic A/S, BioNTech SE, Genocea Biosciences, Inc., Gritstone Oncology, Inc., Heat Biologics, Inc., ImmunityBio, Inc., Iovance Biotherapeutics, Inc., IMV Inc., Moderna, Inc., SOTIO a.s., Transgene SA, Turnstone Biologics Inc. and VBI Vaccines Inc.;

●	Cell-based therapies, including tumor infiltrating lymphocytes (TILs) in development by Iovance and approved and in-development CAR T cell therapies, including those commercialized by BMS, Gilead Sciences Inc. and Novartis AG, T cell receptor and NK cell therapies;

●	Therapies aimed at activating innate immunity such as those targeting stimulator of interferon genes protein (STING) and toll-like receptors (TLRs) including those in development by BMS, Checkmate Pharmaceuticals Inc., Chinook Therapeutics Inc., GlaxoSmithKline plc (GSK), Idera Pharmaceuticals, Inc., Merck, Mologen AG, Nektar Therapeutics, TriSalus Life Sciences, and UroGen Pharma Inc.; and

●	Traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

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

In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize our product candidates, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations, stock price and prospects. Factors that may inhibit our efforts to commercialize our product candidates include:

●	the inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing our product candidates;

●	our inability to effectively oversee a geographically dispersed sales and marketing team;

●	the costs associated with training personnel, including sales and marketing personnel, on compliance matters and monitoring their actions;

●	an inability to secure coverage and adequate reimbursement by third-party payors, including government and private health plans;

●	the unwillingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement from third-party payors;

●	the clinical indications for which the products are approved and the claims that we may make for the products;

●	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;

●	any distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities or to which we agree as part of a mandatory REMS or voluntary risk management plan;

●	liability for our personnel, including sales or marketing personnel, who fail to comply with applicable law;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any product for which we receive marketing approval will depend on a number of factors, including:

●	the efficacy of our product, including in combination with other cancer therapies;

●	the commercial success of any cancer therapies with which our product may be co-administered;

●	the prevalence and severity of adverse events associated with our product or those products with which it is co-administered;

●	the clinical indications for which our product is approved and the approved claims that we may make with respect to the product;

●	limitations or warnings contained in the FDA-approved labeling of the product or the labeling approved by comparable foreign regulatory authorities, including potential limitations or warnings for our product that may be more restrictive than other competitive products;

●	changes in the standard of care for the targeted indications for our product, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;

●	the relative convenience and ease of administration of our product and any products with which it is co-administered;

●	the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;

●	the availability of coverage and adequate reimbursement by third-party payors, such as private insurance companies and government healthcare programs, including Medicare and Medicaid;

●	the ability to have our product placed on approved formularies;

●	patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement from third-party payors;

●	the price concessions required by third-party payors to obtain coverage and adequate reimbursement;

●	the extent and strength of our marketing and distribution of our product;

●	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;

●	distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to our product or to which we agree as part of a REMS or voluntary risk management plan;

●	the timing of market introduction of our product, as well as competitive products;

●	our ability to offer our product for sale at competitive prices;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the extent and strength of our raw material supplier and service provider support;

●	the actions of companies that market any products with which our product is co-administered;

●	the approval of other new products;

●	adverse publicity about our product or any products with which it is co-administered, or favorable publicity about competitive products; and

●	potential product liability claims.

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

For the core technology in our CHOICE platform and Olvi-Vec and our other product candidates, patents have issued and applications are pending at each of the U.S. provisional, Patent Cooperation Treaty (PCT), and national stages with, at a minimum, filings submitted to the United States, European Patent Conventions (EPC) and Japan. As of March 31, 2023, our patent portfolio consisted of 19 issued U.S. patents, one pending U.S. patent application, 20 issued foreign patents, two pending foreign patent applications and one PCT application, which relate generally to the composition of our current and potential future products, and their methods of use. V2ACT has one pending U.S. patent application and two pending non-U.S. patent applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or Olvi-Vec, V-VET1, V2ACT Immunotherapy or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (USPTO). Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patent and other rights under our collaborative development relationships;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

●	the priority of invention of patented technology.

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

Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable healthcare fraud and abuse, and other healthcare laws, which may constrain the business or financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs.

●	The federal civil and criminal false claims laws, including, without limitation, the civil FCA, and the federal Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government.

●	HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.

●	The U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biological products and medical devices.

●	The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require certain manufacturers of drugs, devices, biological products and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.

●	Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; and state and local laws requiring the registration of pharmaceutical sales representatives.

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

There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (the Tax Act), includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2018 (BBA), the Infrastructure Investment and Jobs Act, and Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken.

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

At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until 2032. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA directs the Secretary of HHS to establish a Drug Price Negotiation Program (the Program) to lower prices for certain single-source prescription drugs and biologics covered under Medicare Parts B and D, based on criteria established under the IRA. Under the Program, the Secretary of HHS will publish a list of “selected drugs,” and will then negotiate maximum fair prices (MFP) with their manufacturers. Beginning in 2026, the first year of the Program, the number will be limited to 10 Part D drugs and biologics. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Part D and Part B. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95% and the potential of civil monetary penalties. Further, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

As of March 31, 2023, we had 15 full-time and part-time employees, including eight employees engaged in research and development and manufacturing. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●	managing our internal development efforts effectively, including the clinical, FDA and comparable foreign regulatory review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent liabilities;

●	the issuance of our equity securities;

●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

●	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party, their regulatory compliance status, and their existing products or product candidates and marketing approvals; and

●	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

As a result of the COVID-19 pandemic, or similar pandemics, and related governmental orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our preclinical studies, clinical trials, business, financial condition and results of operations. Potential disruptions might include but are not limited to:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	delays or disruptions in preclinical experiments and studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors;

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;

●	interruption of, or delays in receiving, supplies of our product candidates from third-party providers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions;

●	changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and

●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

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

The use of our product candidates in clinical trials, and the sale of any product for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials, including liability relating to the actions and negligence of our investigators, and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:

●	loss of revenue from decreased demand for our products and/or product candidates;

●	impairment of our business reputation or financial stability;

●	costs of related litigation;

●	substantial monetary awards to patients or other claimants;

●	diversion of management attention;

●	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;

●	the inability to commercialize our product candidates;

●	significant negative media attention;

●	decreases in our stock price;

●	initiation of investigations and enforcement actions by regulators; and

●	product recalls, withdrawals or labeling, marketing or promotional restrictions, including withdrawal of marketing approval.

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

We expect our operating results to be subject to quarterly fluctuations, which makes it difficult for us to predict our future operating results. Our net loss and other operating results will be affected by numerous factors, including:

●	the timing and cost of, and level of investment in, research and development and commercialization activities relating to our current and any future product candidates, which will change from time to time;

●	the total expenses we incur in connection with establishing, equipping, and operating our current and any future manufacturing facility(ies);

●	the cost of manufacturing our current and any future product candidates, which may vary depending on the FDA’s and comparable foreign regulatory authorities’ guidelines and requirements, the quantity of production and the terms of any agreements with suppliers;

●	results of preclinical studies and future clinical trials, or the addition or termination of future clinical trials or funding support by us, or future collaborators or licensing partners;

●	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	additions and departures of key personnel;

●	strategic decisions by us, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;

●	regulatory developments affecting our product candidates;

●	changes in accounting pronouncements or changes in our accounting policies;

●	changes in the variables used as a basis for valuing these stock-based awards, resulting in a changes in the magnitude of the expense that we must recognize; and

●	potential unforeseen business disruptions that increase our costs or expenses.

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

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

●	“short squeezes”;

●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;

●	large stockholders exiting their position in our common stock or an increase or decrease in the short interest in our common stock;

●	actual or anticipated fluctuations in our financial and operating results;

●	risks and uncertainties associated with the COVID-19 pandemic;

●	negative public perception of us, our competitors, or industry; and

●	overall general market fluctuations.

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

The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in, our clinical trial for Olvi-Vec, our preclinical studies and any other future clinical development programs, including any delays related to the COVID-19 pandemic;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	commencement or termination of collaboration, licensing or similar arrangements for our development programs;

●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	failure or discontinuation of any of our development programs;

●	our ability to commercialize Olvi-Vec and our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	our partners’ and collaborators’ ability to successfully commercialize their licensed product candidates;

●	developments or setbacks related to drugs that are co-administered with any of our product candidates, such as cellular and targeted therapies;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to the development of Olvi-Vec and any other product candidate we may develop;

●	changes in the competitive landscape in our industry, including results of clinical trials of existing and potential future products that compete with Olvi-Vec and our other product candidates;

●	our ability to adequately support future growth;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	future accounting pronouncements or changes in our accounting policies;

●	announcements or expectations of additional financing efforts by us;

●	sales of our common stock by us, our insiders or other stockholders;

●	expiration of market stand-off or lock-up agreements;

●	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including the COVID-19 pandemic and bank failures; and

●	investors’ general perception of us and our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the lock-up and other legal restrictions on resale lapse. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2023, there were 24,553,470 shares of our common stock outstanding. Of these shares, only the shares of common stock sold in the IPO by us, other than to our affiliates, and other than 737,203 shares of our common stock that are not subject to lock-up agreements, are freely tradable without restriction in the public market.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Quarterly Report and our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until the last day of the fiscal year ending after the fifth anniversary of our IPO (i.e. January 25, 2028) or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and provisions of Delaware law may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors such that not all members of the board are elected at one time;

●	allow the authorized number of our directors to be changed only by resolution of our board of directors;

●	limit the manner in which stockholders can remove directors from the board;

●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

●	prohibit our stockholders from calling a special meeting of our stockholders;

●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

●	require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Our amended and restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a breach of fiduciary duty;

●	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and

●	any action asserting a claim against us that is governed by the internal affairs doctrine.

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

General Risk Factors

We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of the Nasdaq Capital Market, the rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2024, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Warrants

On April 4, 2023, we issued warrants to holders of certain existing promissory notes to purchase up to an aggregate of 111,828 shares of our common stock at an exercise price of $10.50 per share, or the Warrants. The Warrants were issued in satisfaction of our obligation to issue warrant coverage pursuant to the terms of such promissory notes. The Warrants became exercisable immediately following the date of issuance and expired on April 18, 2023. All Warrants were exercised before expiration, resulting in the issuance of 111,828 shares of our common stock.

Equity Financing

On May 12, 2023, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain investors, or the Purchasers, pursuant to which we agreed to sell and issue 1,665,213 shares of our Common Stock in the Private Placement. The purchase price per share of Common Stock is $20.00 per share. The initial closing of the Private Placement is expected to occur on or before May 19, 2023, or the Initial Closing, subject to customary closing conditions. The total gross proceeds to us from the Private Placement are expected to be approximately $33.3 million, including approximately $1.5 million from the cancellation of existing indebtedness. Two of the Purchasers will, and are contractually obligated to, fund up to $15 million of such Purchasers’ investment amounts following the Initial Closing but no later than November 15, 2023.

Under the terms of the Purchase Agreement, we have agreed to prepare and file, within 30 days after the Initial Closing, or the Filing Deadline, one or more registration statements with the SEC to register for resale the Common Stock issued under the Purchase Agreement on or before July 31, 2023, and to cause the applicable registration statements to become effective within a specified period after the Filing Deadline.

The Purchase Agreement contains customary representations, warranties and covenants that were made solely for the benefit of the parties to the Purchase Agreement. Such representations, warranties and covenants (i) are intended as a way of allocating risk between the parties to the Purchase Agreement and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. Accordingly, the Purchase Agreement is included with this Quarterly Report only to provide investors with information regarding the terms of the transaction and not to provide investors with any other factual information regarding the Company. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in public disclosures.

The foregoing is only a summary of the terms of the Purchase Agreement, does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attached to this Quarterly Report as Exhibit 10.2.

Use of Proceeds

On January 25, 2023, our Registration Statement on Form S-1, as amended (File No. 333-265828) was declared effective in connection with the IPO of our common stock, pursuant to which we registered an aggregate of 2,500,000 shares of our common stock, of which we sold 2,653,000 shares, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $6.00 per share, for aggregate gross proceeds of $15.9 million. The offering closed on January 30, 2023. The underwriting discounts and commissions for the IPO totaled approximately $1.4 million. We incurred additional costs of approximately $1.9 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $3.3 million. Thus, estimated net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses, were approximately $12.6 million, including the partial exercise of the underwriters’ overallotment option. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10 percent or more of any class of our equity securities or to any other affiliates. The Benchmark Company, LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as joint book-running managers for the IPO.

As of March 31, 2023, we have used approximately $2.0 of the net proceeds from our IPO, primarily to satisfy outstanding accounts payable and working capital. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus that forms a part of the Registration Statement filed by us with the SEC pursuant to Rule 424(b) on January 26, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Investors’ Rights Agreement, by and among the Registrant and AbbVie, Inc. and Aladar Szalay, Ph.D., dated January 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.3¥	Form of Warrant to Purchase Common Stock issued to WDC Fund I, dated September 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.4	Agreement/Promissory Note, by and among the Registrant and Jillian and Curtis Helmer, dated April 2016, as amended (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.5	Form of Umbrella Agreement Regarding Family Investments (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.6	Form of Convertible Note Purchase Agreement under the Umbrella Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.7	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.8*	Form of Warrant to Purchase Common Stock.

4.9*	Amendment to 2022 Unsecured Promissory Notes, by and among the Registrant and Existing Noteholders dated February 28, 2023.

4.10*	Letter Agreement Amending the Umbrella Agreements, by and among the Registrant and Existing Noteholders dated April 4, 2023.

10.1*	Sixteenth Amendment to Lease Agreement, by and between the Registrant and 3030 Bunker Hill Owner (DE) LLC, dated January 26, 2023.

10.2*	Securities Purchase Agreement, dated May 12, 2023, by and among the Registrant and the Purchasers.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.

101.INS**	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
†	This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023

GENELUX CORPORATION

	By:	/s/ Thomas Zindrick, J.D.
Thomas Zindrick, J.D.
President, Chief Executive Officer and Chairman

