Form 10-Q
period 2023-06-30
GENELUX Corp
filed 2023-08-14
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☒
Accelerated Filer ☐	Smaller Reporting Company ☒
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

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of August 9, 2023 was 26,182,892.

GENELUX CORPORATION

FORM 10-Q

June 30, 2023

Genelux Corporation

Condensed Balance Sheets

(In thousands, except for share amounts and par value data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$27,140	$397
Prepaid expenses and other current assets	1,543	1,495
Total Current Assets	28,683	1,892

Property and equipment, net	878	644
Right of use asset	1,710	1,335
Deferred offering costs	-	1,568
Other assets	92	92
Total Other Assets	2,680	3,639

TOTAL ASSETS	$31,363	$5,531

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$4,484	$6,775
Accrued compensation	2,684	2,852
Accrued interest payable	-	1,178
Accrued interest payable - director and shareholders	60	3,817
Deferred revenue	-	170
Warrant liabilities	-	169
Lease liability, current portion	585	266
Notes payable - shareholders, net of debt discount of $108 in 2022	-	992
Convertible notes payable - shareholders, current portion, including $65 and $105 past due, respectively	65	15,407
Total Current Liabilities	7,878	31,626

Long-term Liabilities
Lease liability, long-term portion	1,229	1,164
Convertible notes payable, net of debt discount of $541 in 2022	-	8,524
Total Long-term Liabilities	1,229	9,688

Total Liabilities	9,107	41,314

Shareholders’ Equity (Deficit)
Preferred stock, Series A through K, par value $0.001, 10,000,000 shares authorized; no shares and 22,094,889 shares issued and outstanding, respectively;	-	22
Common stock, par value $0.001, 200,000,000 shares authorized; 25,855,511 and 9,126,726 shares issued and outstanding, respectively	26	9
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	232,073	154,401
Accumulated other comprehensive income	2	2
Accumulated deficit	(209,412)	(189,784)
Total Shareholders’ Equity (Deficit)	22,256	(35,783)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$31,363	$5,531

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Revenues	$-	$-	$170	$-

Operating expenses:
Research and development	2,943	1,827	5,788	4,196
General and administrative	2,452	972	6,239	2,067
Total operating expenses	5,395	2,799	12,027	6,263

Loss from operations	(5,395)	(2,799)	(11,857)	(6,263)

Other expenses:
Interest expense	(24)	(285)	(167)	(573)
Debt discount amortization	-	(50)	(649)	(99)
Financing costs	-	-	(3,110)	-
Debt extinguishment costs	(402)	-	(402)	-
Gain on forgiveness of PPP loan payable	-	314	-	314
Total other expenses	(426)	(21)	(4,328)	(358)

NET LOSS	$(5,821)	$(2,820)	$(16,185)	$(6,621)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.23)	$(0.31)	$(0.72)	$(0.73)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING -BASIC AND DILUTED	25,068,334	9,111,694	22,334,311	9,111,039

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Shareholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

								Accumulated
	Preferred Stock						Additional	Other
	Series A through K		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance, March 31, 2023 (unaudited)	-	$-	24,553,470	$24	(433,333)	$(433)	$206,689	$2	$(203,591)	$2,691

Stock compensation	-	-	-	-	-	-	240	-	-	240

Issuance of common shares upon the closing of private financings, net of offering costs	-	-	1,117,079	2	-	-	21,640	-	-	21,642

Conversion of notes payable-shareholders and accrued interest	-	-	73,134	-	-	-	1,865	-	-	1,865

Fair value of vested restricted stock units	-	-	-	-	-	-	429	-	-	429

Cost of stock option repricing	-	-	-	-	-	-	36	-	-	36

Issuance of common shares upon exercise of stock warrants	-	-	111,828	-	-	-	1,174	-	-	1,174

Net loss during the three months ended June 30, 2023	-	-	-	-	-	-	-	-	(5,821)	(5,821)

Balance, June 30, 2023 (unaudited)	-	$-	25,855,511	26	(433,333)	$(433)	$232,073	$2	$(209,412)	$22,256

Balance, December 31, 2022	22,094,889	$22	9,126,726	$9	(433,333)	$(433)	$154,401	$2	$(189,784)	$(35,783)

Stock compensation	-	-	-	-	-	-	467	-	-	467

Issuance of common shares upon the closing of the initial public offering, net of offering costs	-	-	2,653,000	3	-	-	12,629	-	-	12,632

Issuance of common shares upon the closing of private financings, net of offering costs	-	-	1,117,079	2	-	-	21,640	-	-	21,642

Issuance of common shares upon conversion of preferred stock	(22,094,889)	(22)	8,355,610	8	-	-	14	-	-	-

Issuance of common shares upon conversion of convertible notes payable, accrued interest and loan fees	-	-	4,134,367	4	-	-	29,892	-	-	29,896

Issuance of common shares upon conversion of preferred stock dividends payable	-	-	272,101	-	-	-	3,443	-	(3,443)	-

Fair value of vested restricted stock units	-	-	-	-	-	-	627	-	-	627

Cost of stock option repricing	-	-	-	-	-	-	2,642	-	-	2,642

Reclassification of warrant liabilities upon the closing of the initial public offering	-	-	-	-	-	-	169	-	-	169

Fair value of warrants issued in connection with the conversion of convertible notes payable	-	-	-	-	-	-	3,110	-	-	3,110

Conversion of notes payable-shareholders and accrued interest	-	-	73,134	-	-	-	1,865	-	-	1,865

Issuance of common shares upon exercise of stock warrants	-	-	123,494	-	-	-	1,174	-	-	1,174

Net loss during the six months ended June 30, 2023	-	-	-	-	-	-	-	-	(16,185)	(16,185)

Balance, June 30, 2023 (unaudited)	-	$-	25,855,511	$26	(433,333)	$(433)	$232,073	$2	$(209,412)	$22,256

Balance, March 31, 2022 (unaudited)	22,094,889	$22	9,110,060	$9	(433,333)	$(433)	$152,238	$2	$(188,378)	$(36,540)

Stock compensation	-	-	-	-	-	-	297	-	-	297

Shares issued upon exercise of stock warrant	-	-	3,333	-	-	-	-	-	-	-

Net loss during the three months ended June 30, 2022	-	-	-	-	-	-	-	-	(2,820)	(2,820)

Balance, June 30, 2022 (unaudited)	22,094,889	$22	9,113,393	$9	(433,333)	$(433)	$152,535	$2	$(191,198)	$(39,063)

Balance, December 31, 2021	22,094,889	$22	9,110,060	$9	(433,333)	$(433)	$151,866	$2	$(184,577)	$(33,111)

Stock compensation	-	-	-	-	-	-	669	-	-	669

Shares issued upon exercise of stock warrant	-	-	3,333	-	-	-	-	-	-	-

Net loss during the six months ended June 30, 2022	-	-	-	-	-	-	-	-	(6,621)	(6,621)

Balance, June 30, 2022 (unaudited)	22,094,889	$22	9,113,393	$9	(433,333)	$(433)	$152,535	$2	$(191,198)	$(39,063)

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(16,185)	$(6,621)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	271	277
Right-of-use asset	274	205
Amortization of debt discount	649	99
Stock compensation	467	669
Fair value of restricted stock units	627	-
Cost of stock option repricing	2,642	-
Debt extinguishment costs	402	-
Fair value of warrants issued in connection with the conversion of convertible notes payable	3,110	-
Gain on forgiveness of PPP loan payable	-	(314)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses and other assets	(48)	(514)
(Decrease) Increase in:
Accounts payable and accrued expenses	(1,658)	940
Accrued compensation	(168)	12
Accrued interest payable	44	388
Deferred revenue	(170)	5,460
Lease liability	(265)	(184)
Net cash provided by (used in) operating activities	(10,008)	417

Cash Flows from Investing Activities
Purchases of property and equipment	(505)	(16)
Net cash used in investing activities	(505)	(16)

Cash Flows from Financing Activities
Proceeds from notes payable - shareholders	900	-
Repayment of notes payable - shareholders	(660)	-
Repayment of convertible notes payable - shareholders	-	(130)
Payment of deferred offering costs	(303)	(564)
Proceeds from the exercise of stock warrants	1,174	-
Proceeds from common stock issued for cash in connection with the closing of the IPO	14,503	-
Proceeds from common stock issued for cash in connection with the closing of private financings	21,642	-
Net cash provided by (used in) financing activities	37,256	(694)

Net increase (decrease) in cash	26,743	(293)

Cash beginning of period	397	4,495
Cash end of period	$27,140	$4,202

Supplemental cash flows disclosures:
Interest paid	$50	$185
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Effect of the extension of right-of-use asset and operating lease	$649	$686
Reclassification of deferred offering costs to shareholders’ equity	$1,871	$-
Reclassification of warrant liabilities to shareholders’ equity	$169	$-
Conversion of convertible notes payable, accrued interest and loan fees to shareholders’ equity	$29,896	$-
Conversion of preferred stock to common stock	$22	$-
Conversion of dividends payable to shareholders’ equity	$3,443	$-
Conversion of notes payable-shareholders and accrued interest to shareholders’ equity	$1,463	$-

The accompanying notes are an integral part of these condensed financial statements.

GENELUX CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the year ended December 31, 2022, the Company incurred a net loss of $5,207 and used cash in operations of $3,571 and had a shareholders’ deficit of $35,783 as of December 31, 2022. As reflected in the accompanying condensed financial statements, during the six months ended June 30, 2023, the Company incurred a net loss of $16,185 and used cash in operations of $10,008.

During the six months ended June 30, 2023, the Company closed its initial public offering (“IPO”) and the two Private Placements (see Note 9) and received $34,274 of net proceeds from these offerings. At June 30, 2023, the Company had cash on hand in the amount of $27,140. The Company also received commitments through the Private Placements in which the Company will receive an additional $27,500 subsequent to June 2023, but before the end of 2023. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, the Company had shareholders’ equity of $22,256 at June 30, 2023. The Company now expects its cash on hand at June 30, 2023, together with the $27,500 of future commitments from the Private Placements, will last for at least the next 12 months.

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

For the six months ended June 30, 2023 and 2022, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	June 30, 2023	June 30, 2022
Convertible notes payable	-	3,339,752
Common stock equivalent of Series A through K convertible preferred stock	-	7,567,630
Stock options	4,201,019	3,962,719
Stock warrants	932,854	751,745
Restricted stock units	113,500	-
Stock warrants, issuable in connection with convertible notes payable	105,943	183,852

Total	5,353,316	15,805,698

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

During the year ended December 31, 2022, the Company, under its Newsoara agreement, invoiced and collected $170 relating to supplying product for Newsoara to use in their clinical trials. As the product did not ship during the year ended December 31, 2022, the Company recorded the cash received as deferred revenue until the product was shipped. During the six months ended June 30, 2023, the Company shipped the product to Newsoara and thus recognized the revenue.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Statement of Operations. As of December 31, 2022, the Company incurred $1,568 of deferred offering costs related to the Company’s IPO, and during the six months ended June 30, 2023, the Company incurred an additional $303 of costs. During the six months ended June 30, 2023, a total of $1,871 of deferred offering costs were recorded against the net proceeds received from the IPO.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Furniture and office equipment	$148	$148
Laboratory equipment	2,762	2,762
Computer equipment	127	127
Leasehold improvements	557	557
Construction-in-progress	505	-
	4,099	3,594
Less: accumulated depreciation and amortization	(3,221)	(2,950)

Property and equipment, net	$878	$644

Depreciation expense for the six months ended June 30, 2023 and 2022 was $271 and $277, respectively.

NOTE 4 – ACCRUED COMPENSATION

As of June 30, 2023 and December 31, 2022, the Company had accrued compensation owed to the Company’s Chief Executive Officer, another employee and two former employees that had accrued over a several year period. During the six months ended June 30, 2023, the Company repaid $283 of the amounts that were accrued over the several year period. As of June 30, 2023 and December 31, 2022, a total of $2,684 and $2,852, respectively, was owed to employees for these past due balances and for current accrued payroll and other compensation related benefits.

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

During the six months ended June 30, 2023 and 2022, the Company made combined aggregate payments of $265 and $184, respectively, towards the lease liabilities. As of June 30, 2023 and December 31, 2022, the combined lease liability amounted to $1,814 and $1,430, respectively.

ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the six months ended June 30, 2023 and 2022, the Company reflected combined amortization of the right of use assets of $274 and $205, respectively, related to the leases, resulting in a combined net asset balance of $1,710 and $1,335 as of June 30, 2023 and December 31, 2022, respectively.

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and is currently on a month-to-month basis. Rent expense was $18 during the six months ended June 30, 2023 and 2022, respectively.

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

During the six months ended June 30, 2023, the Company extended the due date on the notes until April 30, 2023. During the six months ended June 30, 2023, the Company borrowed an additional $900 from its shareholders, repaid $600 of principal and $11 of accrued interest, and $1,400 of principal and $63 of accrued interest was converted into 73,134 shares of the Company’s common stock with a fair value of $1,865. The notes accrued interest of $69 during the six-month period. As of June 30, 2023, there was no outstanding principal and accrued and unpaid interest owed on the notes. Upon conversion of the notes payable, the Company incurred a debt extinguishment cost of $402, as the conversion price was lower than the fair value of the shares on the conversion date. This amount was recorded as debt extinguishment costs in the Statements of Operations during the three and six months ended June 30, 2023.

In consideration for the notes issued in 2022, the Company issued the note holders stock warrants to purchase up to an aggregate total of 44,441 shares of its common stock with an exercise price per share equal to 90% of the IPO price, or $5.40 per share, based on the IPO closing price (see Note 9). The issuance of the warrants was contingent upon the closing of the IPO, and as such, were not formally granted until the closing of the IPO in January 2023. The warrants expire in December 2025. The Company determined the warrants should be accounted for as a liability on the date of issuance. The Company calculated the fair value of the warrants issued to the noteholders to be $169 using a Black Scholes option pricing model with the following assumptions:

Exercise price	$6.00
Expected dividends	—
Expected volatility	96.0%
Risk free interest rate	3.50%
Life of the warrants	3.0

The Company recognized a liability and recorded a debt discount at the date of issuance in 2022 in the amount of $169. The Company recorded the fair value of the warrants as warrant liabilities as of December 31, 2022. The notes’ discounts are being amortized over the term of the notes and the unamortized portion is recognized as a reduction to the carrying amount of the notes (a valuation debt discount). During the year ended December 31, 2022, the Company amortized $61 of debt discount, leaving an unamortized balance of $108 at December 31, 2022. During the six months ended June 30, 2023, the Company amortized $108 of debt discount, leaving no unamortized balance at June 30, 2023.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – SHAREHOLDERS

Convertible notes payable to shareholders consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Convertible notes payable - shareholders (a)	$65	$7,838
Convertible note payable - shareholder (b)	—	1,500
Convertible notes payable – shareholders (c)	—	700
Convertible notes payable - shareholders (d)	—	5,369
	65	15,407
Less: current portion	(65)	(15,407)

Convertible notes payable – shareholders – long - term portion	$—	$—

(a)	During the years ended December 31, 2011 through 2016, the Company entered into convertible note payable agreements with individuals aggregating to a total amount of $7,988. The notes initially accrued interest at 8% per annum, are unsecured and are convertible into the Company’s Series K preferred stock at $25.73 per share.

As of December 31, 2022, the principal amount due on the notes aggregated to $7,838 and total accrued and unpaid interest of $2,890 was owed on the notes. During the six months ended June 30, 2023, $60 of principal and $36 of accrued and unpaid interest were paid on the notes, and the notes accrued interest of $15. On January 30, 2023, the date of the closing of the IPO, total principal of $7,778 and total accrued and unpaid interest of $2,867 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest, except for $65 of principal and $58 of accrued and unpaid interest, automatically converted into 1,554,814 shares of the Company’s common stock based on the conversion price of $6.78 per share.

As of June 30, 2023, total principal of $65 and total accrued and unpaid interest of $60 was owed on the notes. The notes accrue interest at 8% per annum, are unsecured and are past due and payable on demand.

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

As of December 31, 2022, total principal of $1,500 and total accrued and unpaid loan fees of $560 was owed on the note. During the six months ended June 30, 2023, the note accrued loan fees of $10, and on January 30, 2023, the date of the closing of the IPO, total principal of $1,500 and total accrued and unpaid loan fees of $570 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid loan fees automatically converted into 303,835 shares of the Company’s common stock based on the conversion price of $6.78. As of June 30, 2023, no principal, interest or loan fees was due on the notes.

(c)	In April 2018, the Company entered into two convertible note payable agreements with a shareholder under which the Company borrowed an aggregate total of $700. The notes accrue interest at 5.0% per annum, are unsecured, and are convertible into the Company’s common stock at the lesser of $12.00 per share, or 90% of the Company’s IPO price, if it were to occur.

As of December 31, 2022, total principal of $700 and total accrued and unpaid interest of $164 was owed on the notes. During the six months ended June 30, 2023, the notes accrued interest of $3, and on January 30, 2023, the date of the closing of the IPO, total principal of $700 and total accrued and unpaid interest of $167 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 160,563 shares of the Company’s common stock based on the conversion price of $5.40, which was 90% of the IPO closing price. As of June 30, 2023, no principal or interest was due on the notes.

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

As of December 31, 2022, total principal of $5,369 and total accrued and unpaid interest of $758 was owed on the notes. During the six months ended June 30, 2023, the notes accrued interest of $22, and on January 30, 2023, the date of the closing of the IPO, total principal of $5,369 and total accrued and unpaid interest of $780 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 1,134,063 shares of the Company’s common stock based on the conversion price of $5.40, which was 90% of the IPO closing price. As of June 30, 2023, no principal or interest was due on the notes. During the six months ended June 30, 2023, the Company issued the shareholders stock warrants to purchase up to 111,828 shares of the Company’s common stock at an exercise price of $10.50. All of the warrant shares were exercised during the six months ended June 30, 2023 (see Note 9).

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Convertible note payable	$—	$9,065
Less: debt discount	—	(541)
Convertible notes payable, net	$—	$8,524

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

As of December 31, 2022, the Company owed $9,065 of principal on the notes and $1,178 of accrued and unpaid interest. During the six months ended June 30, 2023, the notes accrued interest of $45, and on January 30, 2023, the date of the closing of the IPO, total principal of $9,065 and total accrued and unpaid interest of $1,223 was owed on the notes.

The Company calculated the relative fair value of the warrants issued to the noteholder and recognized a debt discount at the date of issuance. The note discount is being amortized over the term of the note and the unamortized portion is recognized as a reduction to the carrying amount of the note (a valuation debt discount). As of December 31, 2022, the notes had an unamortized debt discount balance of $541. During the six months ended June 30, 2023, the Company amortized $541 of debt discount, leaving no unamortized balance at June 30, 2023.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 979,619 shares of the Company’s common stock based on the conversion price of $10.50 per share. As of June 30, 2023, no principal or interest was due on the notes.

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

In January 2023, the Company’s Certificate of Incorporation with the state of Delaware was amended to change the number of authorized preferred shares from 29,927,994 to 10,000,000.

Common Stock

Authorized Shares

The Company’s Certificate of Incorporation authorizes the Company to issue up to 200,000,000 of its common shares. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of June 30, 2023 and December 31, 2022, there were 25,855,511 and 9,126,726 shares of common stock issued and outstanding, respectively.

In January 2023, the Company’s Certificate of Incorporation with the state of Delaware was amended to change the number of authorized common shares from 75,000,000 to 200,000,000.

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

Common Stock Issued for Cash Upon Closing of the Company’s Private Placements

On May 12, 2023, the Company entered into a securities purchase agreement (the “PIPE 1 SPA”) with certain investors (the “PIPE 1 Purchasers”), pursuant to which the Company agreed to sell and issue 1,665,213 shares of its common stock in a private placement transaction (the “First Private Placement”). The purchase price per share of common stock was $20.00 per share. The initial closing of the First Private Placement occurred in May 2023 (the “PIPE 1 Initial Closing”) subject to customary closing conditions. The total gross proceeds to the Company at the PIPE 1 Initial Closing from the First Private Placement are expected to be approximately $33,300, including $1,463 from the cancellation of certain of the Company’s bridge loans and accrued interest (see Note 6). Two of the PIPE 1 Purchasers will, and are contractually obligated to, fund up to $17,500 of such PIPE 1 Purchasers’ investment amounts following the PIPE 1 Initial Closing but no later than November 15, 2023. During the six months ended June 30, 2023, the Company received $2,500 of the committed amount of $17,500, and subsequent to June 30, 2023, the Company received another $2,500 of the committed $17,500 (see Note 11). As of June 30, 2023, the Company sold 842,079 shares of its common stock under the PIPE 1 SPA resulting in gross and net proceeds to the Company of $16,842 and $16,342, respectively.

On June 9, 2023, the Company entered into another securities purchase agreement (the “PIPE 2 SPA”, and, together with the PIPE 1 SPA, the “Purchase Agreements”) with certain investors (the “PIPE 2 Purchasers”), pursuant to which the Company agreed to sell and issue 900,000 shares of the Company’s common stock in a private placement transaction (the “Second Private Placement”, and, together with the First Private Placement, the “Private Placements”). The purchase price per share of Common Stock was $20.00 per share. The initial closing of this Second Private Placement occurred in June 2023 (the “PIPE 2 Initial Closing”), subject to customary closing conditions. The total gross proceeds to the Company from the Second Private Placement are expected to be approximately $18,000. One of the PIPE 2 Purchasers will, and is contractually obligated to, fund up to $12,500 of such PIPE 2 Purchaser’s investment amounts following the PIPE 2 Initial Closing, but no later than November 15, 2023. As of June 30, 2023, the Company sold 275,000 shares of its common stock under the PIPE 2 SPA resulting in gross and net proceeds to the Company of $5,500 and $5,300, respectively.

As of June 30, 2023, the Company sold 1,117,079 shares of its common stock under the Purchase Agreements resulting in the total gross and net proceeds to the Company from the First Private Placement and the Second Private Placement of $22,342 and $21,642, respectively.

Grant of Restricted Stock Units

The following table summarizes restricted common stock activity during the six months ended June 30, 2023:

			Weighted
	Number of		Average Grant
	Restricted		Date Fair
	Shares	Fair Value	Value
Non-vested, December 31, 2022	-	$-	-
Granted	113,500	746	6.57
Vested	-	(627)	6.57
Forfeited	-	-	-
Non-vested, June 30, 2023	113,500	$119	$6.57

On February 17, 2023, the Company’s Board of Directors approved the issuance of a combined total of 113,500 restricted shares of the Company’s common stock to certain of its officers, directors and consultants. The fair value of the shares on the date of grant was $746. All of the shares vested on July 25, 2023, but the shares will be issued to the RSU holders in August 2023. As such, no common shares were issued during the six months ended June 30, 2023. The RSU shares were granted under the Company’s 2022 Equity Incentive Plan.

During the six months ended June 30, 2023, the Company recorded $627 of stock compensation for the fair value vesting of restricted common stock and as of June 30, 2023, unamortized compensation of $119 remained that will be amortized over the remaining vesting period, through July 2023.

Stock Options

In August 2009, the Company’s Board of Directors approved the adoption of the 2009 Equity Incentive Plan (“the 2009 Plan”). The 2009 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 6,166,666 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. As of June 30, 2023 and December 31, 2022, no shares were available for grant under the 2009 plan.

In September 2018, the Company’s Board of Directors approved the adoption of the 2019 Equity Incentive Plan (“the 2019 Plan”). The 2019 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. The 2019 Plan allows for the following types of awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock Awards; (v) Restricted Stock Unit Awards; (vi) Other Stock Awards. The maximum number of shares of our common stock that may be issued under our 2019 Plan is 2,059,073 shares. Outstanding stock awards granted under the 2009 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of failure to meet a contingency or condition required to vest such shares or otherwise return to us; or (iii) are required or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award can be added to the authorized shares as Returning Shares, not to exceed 3,774,260 shares. The maximum number of shares of our common stock under our 2019 Plan that may be issued is 5,833,333 shares. As of June 30, 2023, a total of 1,632,314 shares were available for grant under the 2019 plan, and a total of 2,686,500 were available for grant under the 2022 plan.

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

The table below summarizes the Company’s stock option activities for the six months ended June 30, 2023:

		Exercise
	Number of	Price Range	Weighted Average
	Option Shares	Per Share	Exercise Price
Balance, December 31, 2022	4,201,019	$6.00 - 10.50	$6.09
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, June 30, 2023	4,201,019	$6.00 - 10.50	$6.09
Vested and exercisable, June 30, 2023	4,005,267	$6.00 - 10.50	$6.10
Unvested, June 30, 2023	195,752	$6.00	$6.00

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2023:

	Options Outstanding			Options Exercisable
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of Exercise	Number	Contractual Life	Average Exercise	Number	Contractual Life	Average Exercise
Prices	Outstanding	(in years)	Price	Exercisable	(in years)	Price
$6.00	4,092,887	4.98	$6.00	3,897,135	4.81	$6.00
9.00 - 10.50	108,132	2.31	9.67	108,132	2.31	9.67
$6.00 - 10.50	4,201,019	4.91	$6.09	4,005,267	4.74	$6.10

In September 2022, the Company’s board of directors approved a stock option repricing whereby the exercise prices of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, would be adjusted (the “Stock Option Repricing”) to equal the initial offering price, contingent and effective upon the completion of the Company’s IPO. In connection with the closing of the IPO, the Stock Option Repricing was completed and the options to purchase 4,092,887 shares of the Company’s common stock, with exercise prices previously between $9.00 and $10.50, were repriced to the initial offering price of $6.00 per share, of which a total of 2,796,400 shares of Common Stock are held by executive officers and directors. The total cost of the repricing was $2,733, of which $2,642 was recorded during the six months ended June 30, 2023, with the remainder of the cost being recorded over the future vesting periods of the options.

During the six months ended June 30, 2023, the Company recorded $467 of stock compensation for the value of all options vesting during the period. As of June 30, 2023, unvested compensation of $1,511 remained that will be amortized over the remaining vesting period, through September 2025. The aggregate intrinsic value for option shares outstanding at June 30, 2023 was $111,765.

At the time of the issuances of stock options, the Company believed the Company’s estimates of the fair value for financial reporting purposes of the Company’s common stock were reasonable and consistent with the Company’s understanding of how similarly situated companies in the industry were valued.

Stock Warrants

The table below summarizes the Company’s warrants activities for the six months ended June 30, 2023:

		Exercise
	Number of	Price Range	Weighted Average
	Warrant Shares	Per Share	Exercise Price
Balance, December 31, 2022	725,174	$3.00 - 10.50	$8.24
Granted	340,972	5.40 - 10.50	7.40
Cancelled	(36)	9.00	9.00
Exercised	(128,494)	9.00 – 10.50	10.31
Expired	(4,762)	10.50	10.50
Balance, June 30, 2023	932,854	$3.00 - 10.50	$7.64
Vested and exercisable, June 30, 2023	932,854	$3.00 - 10.50	$7.64

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2023:

	Warrants Outstanding			Warrants Exercisable
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of Exercise	Number	Contractual Life	Average	Number	Contractual Life	Average Exercise
Prices	Outstanding	(in years)	Exercise Price	Exercisable	(in years)	Price
$3.00	133,333	3.67	$3.00	133,333	3.67	$3.00
3.01 – 10.49	637,643	3.04	7.85	637,643	3.04	7.85
10.50	161,878	2.08	10.50	161,878	2.08	10.50
$3.00 – 10.50	932,854	2.96	$7.64	932,854	2.96	$7.64

Upon the closing of the IPO and the overallotment exercises, the Company agreed to issue to the underwriters, warrants entitling them to purchase up to 184,703 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire on the fifth anniversary of the closing date of the IPO, or January 2028.

During the six months ended June 30, 2023, the Company granted warrants to certain of its lenders to purchase up to 44,441 shares of the Company’s common stock (see Note 6). The warrants have an exercise price of $5.40 per share and expire three years from the date of the grant.

During the six months ended June 30, 2023, the Company granted warrants to certain of its lenders to purchase up to 111,828 shares of the Company’s common stock. The warrants have an exercise price of $10.50 per share and expire in April 2023. The Company calculated the aggregate fair value of the warrants on the date of grant to be $3,110 using a Black-Scholes pricing model. As all of the debt converted during the six months ended June 30, 2023, the value of the warrants was recorded as a financing cost during the same period. During the six months ended June 30, 2023, the 111,828 shares were exercised for proceeds of $1,174.

During the six months ended June 30, 2023, a warrant holder completed a cashless exercise of a warrant to purchase 16,666 shares of common stock at an exercise price of $9.00 per share . Pursuant to this exercise, the warrant holder received 11,666 shares of the Company’s common stock.

The aggregate intrinsic value for warrant shares outstanding at June 30, 2023 was $16,917.

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

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2023, the Company received $2,500 through its Private Placements (see Note 9).

Subsequent to June 30, 2023, two option holders exercised 71,615 option shares at an exercise price of $6.00 per share for proceeds of $430.

Subsequent to June 30, 2023, several warrant holders completed a cashless exercise of warrants to purchase 168,507 shares of common stock at an exercise price of $6.00 per share. Pursuant to these exercises, the warrant holders received 127,373 shares of the Company’s common stock.

Subsequent to June 30, 2023, the Company issued warrants to purchase shares of common stock to two stockholders in connection with their converted convertible notes payable. The total warrant shares issued were 105,943 shares with exercise prices of $9.00 and $10.50 per share.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022.

In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and any projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the Securities Exchange Commission, or SEC.

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

Overview

Genelux is a late clinical-stage biopharmaceutical company focused on developing a pipeline of next-generation oncolytic viral immunotherapies for patients suffering from aggressive and/or difficult-to-treat solid tumor types. Our most advanced product candidate, Olvi-Vec, is a proprietary, modified strain of the VACV, a stable DNA virus with a large engineering capacity. We have met the preestablished endpoint for our Phase 2 clinical trial of Olvi-Vec in PRROC. Employing our CHOICE platform, we have developed an extensive library of isolated and engineered oncolytic vaccinia virus immunotherapeutic product candidates. These provide potential utility in multiple tumor types in both the monotherapy and combination therapy settings, via physician- preferred administration techniques, including regional (e.g., intraperitoneal), local and systemic (e.g., intravenous) delivery routes. Informed by our CHOICE platform and supported by extensive clinical and pre-clinical data, we believe we have the capacity to develop a pipeline of treatment options to address high unmet medical needs for those patients with insignificant or unsatisfactory responses to standard-of-care therapies, including chemotherapies. From this library, we selected Olvi-Vec, which we believe has the potential to exhibit anti-tumor properties, including potent oncolytic properties (tumor cell lysis) and to activate both the innate and adaptive arms of the immune system, to produce favorable changes within the tumor microenvironment. The personalized and multi-modal immune activation generated by Olvi-Vec is designed with the goal to yield clinically- meaningful anti-tumor responses to virus treatment alone and in combination with other existing treatment modalities. We believe Olvi-Vec currently represents the most advanced clinical development program throughout the oncolytic treatment landscape involving the non-local administration (e.g., non-intratumorally) of viral immunotherapies.

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

Since inception, we have incurred significant operating losses. Our net loss was $16.2 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $209.4 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

At June 30, 2023, we had cash on hand in the amount of $27.1 million. During the six months ended June 30, 2023, we closed our IPO and two Private Placements (see Note 9) and received $34.3 million of net proceeds from these offerings. We also received commitments through the Private Placements in which we will receive an additional $27.5 million subsequent to June 2023, but before the end of 2023. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we had shareholders’ equity of $22.3 million at June 30, 2023. We expect our cash on hand at June 30, 2023, together with the $27.5 million of future commitments from the Private Placements, will last for at least the next 12 months.

Recent Developments

In April 2023, Newsoara initiated a Phase 1/2 clinical trial of Olvi-Vec in patients with recurrent small cell lung cancer (SCLC) in China. The first enrolled participant, in addition to SCLC, had metastases in brain, liver and lymph nodes with ongoing atrial fibrillation and anemia. Upon receiving study treatment, the patient experienced impaired liver function, coagulation disorder, low platelets, increased blood amylase, and fever. The patient subsequently recovered. Newsoara is continuing the trial as planned, initially with de-escalated dose cohorts due to Olvi-Vec treatment-naïve Asian study population, but with the goal of completing all dose cohorts per the trial protocol and of completing the trial on the original timeline. We do not expect any impact on our ongoing and future U.S. clinical trials.

Components of Results of Operations

Net Sales

During the year ended December 31, 2022, under our Newsoara and Elias agreements, we recognized revenue of $11.1 million, with a 10% foreign income tax of $1.1 million being recorded as a provision for foreign income taxes relating to our Newsoara agreement.

During the year ended December 31, 2022, under our Newsoara agreement, we invoiced and collected $0.2 million relating to supplying product for Newsoara to use in its clinical trials. As the product did not ship during the year ended December 31, 2022, we recorded the cash received as deferred revenue until the product was shipped. During the six months ended June 30, 2023, we shipped the product to Newsoara and thus recognized the revenue.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	June 30,	June 30,
	2023	2022
Revenues	$—	$—

Operating Expenses:
Research and development	2,943	1,827
General and administrative	2,452	972
Total operating expenses	5,395	2,799
Loss from operations	(5,395)	(2,799)
Other income (expenses):
Interest expense	(24)	(285)
Debt discount amortization	—	(50)
Debt extinguishment costs	(402)
Gain on forgiveness of PPP loan payable	—	314
Total other expenses, net	(426)	(21)

Net Loss	$(5,821)	$(2,820)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	June 30,	June 30,
Research and Development Expenses:	2023	2022
Employee compensation and related expenses	$621	$387
Stock compensation, including the cost of stock option modifications and restricted stock grants	248	64
Manufacturing and laboratory materials and other expenses	207	268
Outsourced manufacturing services	238	6
Clinical and regulatory expenses	1,039	607
Facility-related expenses, including depreciation	395	253
Consulting expenses and contract labor	182	237
Other expenses	13	5
Total research and development expenses	$2,943	$1,827

Research and development expenses were $2.9 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $1.1 million. Significant variations between periods are as a result of a $0.2 million increase in stock compensation expense in 2023, primarily due to the issuance of restricted stock units in 2023; a $0.2 million increase in outsourced manufacturing services in 2023, primarily related to increased manufacturing activities in 2023; and a $0.4 million increase in clinical and regulatory expenses in 2023, primarily related to our Phase 3 registration clinical trial in PRROC.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	June 30,	June 30,
General and Administrative Expenses:	2023	2022
Employee compensation and related expenses	$604	$416
Stock compensation, including the cost of stock option modifications and restricted stock grants	459	233
Professional services	805	77
Facility-related expenses	89	77
Insurance expenses	269	79
Consulting and contract labor expenses	121	62
Other expenses	105	28
Total general and administrative expenses	$2,452	$972

General and administrative expenses were $2.5 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $1.5 million. Significant variations between periods are a result of a $0.2 million increase in employee related costs in 2023, primarily due to new employee hires in 2023; a $0.2 million increase in stock compensation expense in 2023, primarily due to the issuance of restricted stock units in 2023; a $0.7 million increase in professional service expenses in 2023, primarily resulting from increased corporate legal costs and other professional services related to other costs of being a newly publicly-traded company; and a $0.2 million increase in insurance expenses, primarily due to increased D&O insurance costs.

Other Expenses, net

Other expenses, net, were $0.4 million and $0.02 million for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, other expenses consisted of interest expense of $0.02 million and debt extinguishment costs of $0.4 million, while during the same period in 2022, other expenses consisted of interest expense of $0.3 million and debt discount amortization of $0.05 million. During the three months ended June 30, 2022, other income consisted of a gain on the forgiveness of a PPP loan payable of $0.3 million.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	June 30,	June 30,
	2023	2022
Revenues	$170	$—

Operating Expenses:
Research and development	5,788	4,196
General and administrative	6,239	2,067
Total operating expenses	12,027	6,263
Loss from operations	(11,857)	(6,263)
Other income (expenses):
Interest expense	(167)	(573)
Debt discount amortization	(649)	(99)
Debt extinguishment costs	(402)	—
Financing costs	(3,110)	—
Gain on the forgiveness of PPP loan payable	—	314
Total other expenses, net	(4,328)	(358)

Net loss	$(16,185)	$(6,621)

Research and Development Expenses

The table below summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	June 30,	June 30,
Research and Development Expenses:	2023	2022
Employee compensation and related expenses	$1,014	$782
Stock compensation, including the cost of stock option modifications and restricted stock grants	984	126
Manufacturing and laboratory materials and other expenses	300	549
Outsourced manufacturing services	518	381
Clinical and regulatory expenses	1,864	1,340
Facility-related expenses, including depreciation	696	627
Consulting expenses and contract labor	374	369
Other expenses	38	22
Total research and development expenses	$5,788	$4,196

Research and development expenses were $5.8 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $1.6 million. Significant variations between periods are as a result of a $0.2 million increase in employee related costs in 2023, primarily due to new employee hires in 2023; a $0.9 million increase in stock compensation expense in 2023, primarily due to stock option modification costs and the issuance of restricted stock units in 2023; a $0.2 million decrease in outsourced manufacturing services in 2023, primarily related to decreased manufacturing activities in 2023; and a $0.5 million increase in clinical and regulatory expenses in 2023, primarily related to our Phase 3 registration clinical trial in PRROC.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	June 30,	June 30,
General and Administrative Expenses:	2023	2022
Employee compensation and related expenses	$1,063	$788
Stock compensation, including the cost of stock option modifications and restricted stock grants	2,753	543
Professional services	1,528	161
Facility-related expenses	169	147
Insurance expenses	477	157
Consulting and contract labor expenses	218	210
Other expenses	31	61
Total general and administrative expenses	$6,239	$2,067

General and administrative expenses were $6.2 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $4.1 million. Significant variations between periods are a result of a $0.3 million increase in employee related costs in 2023, primarily due to new employee hires in 2023; a $2.2 million increase in stock compensation expense in 2023, primarily due to stock option modification costs and the issuance of restricted stock units in 2023; a $1.4 million increase in professional service expenses in 2023, primarily resulting from increased corporate legal costs and other professional services related to costs of being a newly publicly-traded company; and a $0.3 million increase in insurance expenses, primarily due to increased D&O insurance costs.

Other Expenses, net

Other expenses, net, were $4.3 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, other expenses consisted of interest expense of $0.2 million, debt discount amortization of $0.6 million, debt extinguishment costs of $0.4 million and financing costs of $3.1 million, while during the same period in 2022, other expenses consisted of interest expense of $0.6 million and debt discount amortization of $0.1 million. During the six months ended June 30, 2022, other income consisted of a gain on the forgiveness of a PPP loan payable of $0.3 million.

Liquidity and Capital Resources

During the year ended December 31, 2022, we incurred a net loss of $5.2 million and used cash in operations of $3.6 million and had a shareholders’ deficit of $35.8 million as of December 31, 2022. As reflected in the accompanying condensed financial statements, during the six months ended June 30, 2023, we incurred a net loss of $16.2 million and used cash in operations of $10.0 million.

During the six months ended June 30, 2023, we closed our IPO and two Private Placements (see Note 9) and received $34.3 million of net proceeds from the offerings. At June 30, 2023, we had cash on hand in the amount of $27.2 million. We also received commitments through the Private Placements in which we will receive an additional $27.5 million subsequent to June 2023, but before the end of 2023. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we had a shareholders’ equity of $22.3 million at June 30, 2023. We now expect our cash on hand at June 30, 2023, together with the $27.5 million of future commitments from the Private Placements, will last for at least the next 12 months.

The ability to continue as a going concern is dependent on our attaining and maintaining profitable operations in the future and raising additional capital to meet our obligations and repay our liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and licensing income, and we expect to continue to rely on these sources of capital in the future.

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

Cash Flows

The table below summarizes our cash flow activities for the six months ended June 30, 2023 and 2022 (in thousands):

	June 30,	June 30,
Net cash provided by (used in):	2023	2022
Operating activities	$(10,008)	$417
Investing activities	(505)	(16)
Financing activities	37,256	(694)
Net increase (decrease) in cash	$26,743	$(293)

Operating Activities

During the six months ended June 30, 2023, we used cash from operating activities of $10.0 million, compared to $0.4 million provided during the six months ended June 30, 2022. During the six months ended June 30, 2023, we incurred a net loss of $16.2 million and had non-cash expenses of $8.4 million, compared to a net loss of $6.6 million and non-cash expenses of $0.9 million during the six months ended June 30, 2022. The primary non-cash expense during both periods was equity-related compensation, totaling $6.8 million and $0.7 million during the six months ended June 30, 2023 and 2022, respectively. The net change in operating assets and liabilities during the six months ended June 30, 2023 used cash of $3.3 million compared to $6.1 million provided during the six months ended June 30, 2022. The primary use of cash during the six months ended June 30, 2023 was the decrease in accounts payable and accrued expenses of $1.7 million. The primary source of cash during the six months ended June 30, 2022 was the increase in deferred revenue of $5.5 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $0.5 million, consisting of the purchase of property and equipment for construction-in-progress. Net cash used in investing activities for the six months ended June 30, 2022 was $0.02 million, consisting of the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2023, we provided cash from operating activities of $37.3 million, compared to $0.7 million used during the six months ended June 30, 2022. For the six months ended June 30, 2023, cash provided by financing activities consisted of proceeds from the issuance of proceeds from notes payable - shareholders totaling $0.9 million and gross proceeds from the sale of common stock related to our IPO and the Private Placements totaling $36.1 million, excluding offering costs paid by us.

Net cash used in financing activities during the six months ended June 30, 2023 related to the repayment of notes payable - shareholders totaling $0.7 million and the payment of deferred offering costs of $0.3 million. Net cash used in financing activities for the six months ended June 30, 2022 was $0.1 million related to the repayment of convertible notes payable-shareholders and $0.6 million for the payment of deferred offering costs.

Equity Financings

Common Stock Issued for Cash Upon Closing of the Company’s IPO

On January 30, 2023, we completed our IPO of our common stock, in which we issued and sold 2,500,000 shares of our common stock at a public offering price of $6.00 per share. In February 2023, we sold an additional 153,000 shares of common stock at $6.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock. The total gross proceeds of the IPO were $15.9 million and we raised $12.6 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us.

Common Stock Issued for Cash Upon Closing of the Company’s Private Placements

On May 12, 2023, we entered into a securities purchase agreement (the “PIPE 1 SPA”) with certain investors (the “PIPE 1 Purchasers”), pursuant to which we agreed to sell and issue 1,665,213 shares of our common stock in a private placement transaction (the “First Private Placement”). The purchase price per share of common stock was $20.00 per share. The initial closing of the First Private Placement occurred in May 2023 (the “PIPE 1 Initial Closing”) subject to customary closing conditions. The total gross proceeds to us at the PIPE 1 Initial Closing from the First Private Placement are expected to be approximately $33.3 million, including $1.5 million from the cancellation of certain of our bridge loans and accrued interest. Two of the PIPE 1 Purchasers will, and are contractually obligated to, fund up to $17.5 million of such PIPE 1 Purchasers’ investment amounts following the PIPE 1 Initial Closing but no later than November 15, 2023. During the six months ended June 30, 2023, we received $2.5 million of the committed amount of $17.5 million, and subsequent to June 30, 2023, we received another $2.5 million of the committed $17.5 million. As of June 30, 2023, we sold 842,079 shares of our common stock under the PIPE 1 SPA resulting in gross and net proceeds to us of $16.8 million and $16.3 million, respectively.

On June 9, 2023, we entered into another securities purchase agreement (the “PIPE 2 SPA”, and, together with the PIPE 1 SPA, the “Purchase Agreements”) with certain investors (the “PIPE 2 Purchasers”), pursuant to which we agreed to sell and issue 900,000 shares of our common stock in a private placement transaction (the “Second Private Placement”, and, together with the First Private Placement, the “Private Placements”). The purchase price per share of Common Stock was $20.00 per share. The initial closing of this Second Private Placement occurred in June 2023 (the “PIPE 2 Initial Closing”), subject to customary closing conditions. The total gross proceeds to us from the Second Private Placement are expected to be approximately $18.0 million. One of the PIPE 2 Purchasers will, and is contractually obligated to, fund up to $12.5 million of such PIPE 2 Purchaser’s investment amounts following the PIPE 2 Initial Closing, but no later than November 15, 2023. As of June 30, 2023, we sold 275,000 shares of our common stock under the PIPE 2 SPA resulting in gross and net proceeds to us of $5.5 million and $5.3 million, respectively.

As of June 30, 2023, we sold 1,117,079 shares of our common stock under the Purchase Agreements resulting in the total gross and net proceeds to us from the First Private Placement and the Second Private Placement of $22.3 million and $21.6 million, respectively.

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

We believe that our existing cash, together with the net proceeds from our IPO and the Private Placements, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

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

The net proceeds of our IPO and Private Placements, together with our existing cash, will be sufficient to progress our Phase 3 registration trial of development of Olvi-Vec in PRROC, but will not be sufficient to progress registration trials in other indications or the development of any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2023 and 2022, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

Quantitative and Qualitative Disclosures about Market Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2023 or 2022.

Recent Accounting Pronouncements

For a description of recently issued accounting standards that may have a material impact on our financial statements or will otherwise apply to our operations, please see Note 2 to our financial statements appearing elsewhere in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the future, we may be involved in additional actual and/or threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and security, other torts, illegal or objectionable content, consumer protection, securities, employment, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to our business.

Item 1A. Risk Factors.

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

●	We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

●	If we are unable to obtain, maintain and protect our intellectual property rights for our technology and product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.

●	We are highly dependent on our key personnel, including our President, Chief Executive Officer and Chairman. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	Unfavorable market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, stock price and prospects.

●	Public health crises such as pandemics could materially and adversely affect our preclinical studies and clinical trials, business, financial condition and results of operations.

●	The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control, which could result in substantial losses for our stockholders.

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

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net loss was $16.2 million and $6.6 million for the six months ended June 30, 2023 and 2022, respectively. As June 30, 2023, we had an accumulated deficit of $209.4 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing Olvi-Vec and our other product candidates and programs, and of conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining marketing approvals for Olvi-Vec and future product candidates we develop if clinical trials are successful;

●	the success of any future collaborations;

●	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

●	the cost and timing of establishing, equipping, and operating our current and planned manufacturing activities;

●	the cost of manufacturing Olvi-Vec and future product candidates for clinical trials in preparation for marketing approval and commercialization;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the cost, timing and outcome of seeking FDA and any other regulatory approvals for any future product candidates;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	our ability to establish and maintain healthcare coverage and adequate reimbursement for our future products, if any;

●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

●	the emergence of competing cancer therapies and other adverse market developments;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;

●	the costs associated with being a public company;

●	our need and ability to retain key management and hire scientific, technical, medical and business personnel;

●	the costs associated with expanding our facilities or building out our laboratory space; and

●	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States.

Three investors from our private placements (the Private Placements) are contractually obligated to fund $30.0 million on or before November 15, 2023. Besides the Private Placements, we do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that the net proceeds from our IPO and our recent Private Placements, together with our existing cash balance, will enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance, may not be sufficient to complete development of Olvi-Vec or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives. Additionally, although we recently signed securities purchase agreements in connection with our Private Placements, we may not receive some or all of the committed proceeds, which would exhaust our available capital resources sooner than expected. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

All of our product candidates are in research, preclinical or clinical development. We have not completed the development of any product candidates, we currently generate no revenue, and we may never be able to develop a marketable product. Enrollment was completed in September 2019, and we reported multiple data readouts in 2020 and publication in May 2023 of our Phase 2 clinical trial, an open-label, single-arm study, of our lead product candidate, Olvi-Vec, in patients with PRROC. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022.

We began regulatory study start-up of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV followed by treatment as per the NCCN Guidelines for patients with recurrent NSCLC in the United States in the first half of 2023, which will be funded in its entirety by Newsoara. We plan to conduct this trial under our current open IND and, subject to regulatory authorization, potentially launch a multi-regional clinical trial with Newsoara in the United States and China. Newsoara initiated a Phase 1 clinical trial of Olvi-Vec in patients with recurrent SCLC in the first half of 2023, and we anticipate they will initiate further trials in recurrent NSCLC and recurrent ovarian cancer in China.

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

We have submitted an IND application with respect to only one product candidate, Olvi-Vec. V2ACT, a joint venture between TVAX and us, has also filed its own IND for V2ACT Immunotherapy, a combination of Olvi-Vec and vaccine-enhanced adoptive cell therapy for the treatment of newly diagnosed, surgically-resectable pancreatic cancer patients. For V2ACT Immunotherapy, no clinical trial is yet scheduled to be initiated. We have not previously submitted a Biologics License Application (BLA) to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any ongoing or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize Olvi-Vec or any future product candidates, including:

●	delays or failures, which may result in clinical site closures, delays to patient enrollment, patients withdrawing prior to receiving treatment (e.g., catheter implantation failure), patients discontinuing their treatment or follow up visits or changes to trial protocols;

●	regulators or institutional review boards (IRBs), may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or contract research organizations (CROs);

●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the unsuccessful implantation of catheters used to deliver Olvi-Vec;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate, or may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;

●	third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

●	manufacturing delays;

●	we, regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, emergent drug- drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a biologically, chemically or mechanistically similar therapeutic or therapeutic candidate;

●	changes could be adopted in marketing approval policies during the development period, rendering our data insufficient to obtain marketing approval;

●	statutes or regulations could be amended, or new ones could be adopted;

●	changes could be adopted in the regulatory review process for submitted product applications;

●	the cost of clinical trials of our product candidates may be greater than we anticipate, or we may have insufficient funds for a clinical trial or product manufacture or to pay the substantial user fees required by the FDA upon the submission of a BLA or equivalent authorizations from comparable foreign regulatory authorities;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

●	we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs;

●	we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs that make further study impractical or not financially prudent;

●	regulators may ultimately disagree with the design or our conduct of our preclinical studies or clinical trials, finding that they do not support product candidate approval;

●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;

●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;

●	the FDA or comparable foreign regulatory authorities may disagree with our trial design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

●	the FDA or comparable foreign regulatory authorities may disagree with our intended indications;

●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and

●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development, including, for example due to a longer-and/or-higher-than-expected response rate determination in the active comparator group or a shorter-and/or-lower-than-expected response rate determination in the experimental drug group.

For example, we previously modified our manufacturing process and had to demonstrate comparability to the FDA in order to use Olvi-Vec manufactured by this process in our ongoing Phase 3 PRROC trial. Any future changes to our manufacturing process may similarly require comparability assessments by the FDA and could delay clinical trials or, if the modified manufacturing process is not comparable, result in inconsistencies in trial results that may be difficult to explain.

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

As another example, there is currently a national shortage of platinum-based chemotherapies. This shortage has slowed some site enrollment for our Phase 3 clinical trial investigating the use of Olvi-Vec in PRROC. If the shortage persists, our Phase 2 clinical trial investigating the use of Olvi-Vec in recurrent NSCLC could be negatively impacted. To attempt to mitigate the risk caused by the shortage, we have established our own depot to acquire and store platinum-based chemotherapies. We expect to be able to provide a supply of platinum as needed for our Phase 3 clinical trial for Olvi-Vec in PRROC, but cannot guarantee that we will be able to resupply adequate amounts on our desired timeline, particularly if shortages continue. The future occurrence of similar shortages of other commercially available drugs used in our clinical trials could also negatively impact our clinical trials.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment or retention in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

●	availability and efficacy of approved therapies for the disease under investigation;

●	patient eligibility criteria for the trial in question;

●	risks that enrolled subjects will drop out before completion of the trial, including as a result of emergent drug-drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects, contracting health conditions or being forced to quarantine;

●	risks of excessive catheter implantation failures leading to elimination of particular study sites from the trial in question;

●	perceived risks and benefits of the product candidate under study;

●	the timely initiation of clinical trial sites;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients;

●	withdraw of consent for any reasons;

●	unforeseen limitations of protocol design; and

●	protocol amendment by the sponsor and/or as requested by applicable regulatory authorities.

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

For our lead product candidate, Olvi-Vec, we completed enrollment, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology, to remain essentially unchanged in the final study report. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. Upon completion of this Phase 3 trial, and provided the data demonstrate patient benefit in the PRROC patient population with an acceptable safety profile, we plan to ask for a pre-BLA meeting with the FDA and seek guidance on submission of a marketing application based on the accelerated approval regulations. We anticipate a post-marketing study will be required to confirm a survival benefit. Clinical development is expensive and can take many years to complete and its outcome is inherently uncertain. Olvi-Vec may not perform as we expect in clinical trials, particularly in our open-label, randomized, and controlled Phase 3 registration clinical trial, in which Olvi-Vec may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect and may not ultimately prove to be safe and effective. FDA’s analysis and interpretation of the data may also differ from ours.

The results of previous clinical trials of Olvi-Vec and results of preclinical studies or early clinical trials of any other product candidate we develop, may not be predictive of the results of subsequent and later-stage clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in registration-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We do not have experience in successfully completing a registration-stage clinical trial and may be unable to execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

To date, Olvi-Vec is the only product candidate we have tested in humans. The most advanced trial with enrollment completed was our open-label, single-arm Phase 1b/2 clinical trial in PRROC. Enrollment was completed in September 2019, and we reported multiple data readouts in 2020 and 2021, and announced the publication of topline data in JAMA Oncology in May 2023. Additionally, we previously conducted five Phase 1 clinical trials and one Expanded Access Program (EAP) in different indications, using different routes of administration and different dosing regimens. The most common treatment-related toxicities generally observed in our trials from different routes of administration were pyrexia, nausea, chills and fatigue with additional common treatment-related toxicities observed in our intraperitoneal administration trials being abdominal pain and abdominal distension. As we continue our development of Olvi-Vec and initiate clinical trials of any future product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge or be reported, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after they are tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label, a Risk Evaluation and Mitigation Strategy (REMS) or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require, or we may voluntarily develop strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

Following FDA authorization, we began regulatory study start-up of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV followed by treatment as per the NCCN Guidelines for patients with recurrent NSCLC in the United States in the first half of 2023, which will be funded in its entirety by Newsoara. We plan to conduct this trial under our current open IND and, subject to regulatory authorization, potentially launch a multi-regional clinical trial with Newsoara in the United States and China. Newsoara initiated a Phase 1 clinical trial of Olvi-Vec in patients with recurrent SCLC in China in the first half of 2023, and we anticipate they will initiate further trials in recurrent NSCLC and recurrent ovarian cancer in China.

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

Approval by the FDA or comparable foreign regulatory authorities to market a product candidate will be limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of any products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

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

These changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our planned or future clinical trials. In some circumstances, changes in the facility or the manufacturing process, as was done with regard to changing to mammalian-cell manufacture, require notification to, or authorization by the FDA or a comparable foreign regulatory authority, which may be delayed or which we may never receive. Such changes may also require, prior to undertaking more advanced clinical trials, additional ex vivo or clinical testing, to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. For example, we previously modified our manufacturing process and had to demonstrate comparability to the FDA in order to use Olvi-Vec manufactured by this process in our ongoing Phase 3 PRROC trial. Any future changes to our manufacturing process may similarly require comparability assessments by the FDA and could delay clinical trials or, if the modified manufacturing process is not comparable, result in inconsistencies in trial results that may be difficult to explain.

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

Our current collaborations with TVAX, Newsoara and ELIAS, and potential future collaborations we might enter into for Olvi-Vec or our other product candidates, may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;

●	collaborators may not pursue development and commercialization of product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could fail to make timely regulatory submissions for a product candidate;

●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements, which could subject them or us to regulatory enforcement actions;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability.

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

We are aware of a number of companies developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

●	Oncolytic viral immunotherapies, including Amgen’s IMLYGIC (talimogene laherparepvec), the only FDA-approved oncolytic immunotherapy, which is approved for the local treatment of unresectable cutaneous, subcutaneous, and nodal lesions in patients with melanoma recurrent after initial surgery and is in development for several other indications, and other oncolytic viruses in development by companies such as AstraZeneca PLC, Boehringer Ingelheim, CG Oncology, Inc., Candel Therapeutics, Inc., Daiichi Sankyo Company, Limited, DNAtrix Inc., Imugene Limited, Johnson & Johnson, Merck & Co., Inc. (Merck), Oncolytics Biotech Inc., Oncorus, Otsuka Holdings Co. Ltd., PsiOxus Therapeutics, Ltd., Regeneron Pharmaceuticals, Inc., Replimune Group, Inc., SillaJen, Inc. (SillaJen), Targovax USA, Transgene SA, Turnstone Biologics Corp. and Vyriad, Inc.;

●	Approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno- oncology companies focused on IL-12, such as Ziopharm Oncology Inc.;

●	Cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as Advaxis, Inc., Agenus Inc., AstraZeneca, Bavarian Nordic A/S, BioNTech SE, Genocea Biosciences, Inc., Gritstone Oncology, Inc., Heat Biologics, Inc., ImmunityBio, Inc., IMV Inc., Moderna, Inc., SOTIO a.s., Transgene SA, and VBI Vaccines Inc.;

●	Cell-based therapies, including tumor infiltrating lymphocytes (TILs) in development by Iovance Biotherapeutics, Inc. and Turnstone Biologics, Inc. and approved and in-development CAR T cell therapies, including those commercialized by BMS, Gilead Sciences Inc. and Novartis AG, T cell receptor and NK cell therapies;

●	Therapies aimed at activating innate immunity such as those targeting stimulator of interferon genes protein (STING) and toll-like receptors (TLRs) including those in development by BMS, Checkmate Pharmaceuticals Inc., Chinook Therapeutics Inc., GlaxoSmithKline plc (GSK), Idera Pharmaceuticals, Inc., Merck, Mologen AG, Nektar Therapeutics, TriSalus Life Sciences, and UroGen Pharma Inc.; and

●	Traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

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

We are also aware of other companies either marketing or focused on developing competing therapies for the treatment of ovarian cancer, including PRROC:

Currently marketed products for ovarian cancer include generic products cisplatin (manufactured by 18 companies), carboplatin (manufactured by 22 companies) and paclitaxel (manufactured by 19 companies), along with Sanofi-Aventis’s Taxotere, Celgene Corp.’s Abraxane, Esai Inc.’s Hexalen, Roche Holding AG’s (Roche) Xeloda, Roche/Genentech, Inc.’s Avastin, Baxter Healthcare’s Cytoxan and lfex, Etoposide (manufactured by 10 companies), Eli Lilly and Company’s Gemzar and Alimta, Pfizer Inc.’s Camtosar, Janssen Pharmaceutical’s Doxil, GSK’s Alkeran, Sandoz’s Topotecan, Laboratoires Pierre Fabre’s Navelbine, GSK’s Zejula, AstraZeneca’s Lynparza, and Clovis Oncology’s Rubraca.

Product candidates in registration trials or later development for PRROC include:

●	Mirvetuximab soravtansine, a folate receptor binding antibody drug conjugate by ImmunoGen, Inc.;
●	Nemvaleukin alfa, an engineered interleukin-2 by Alkermes Plc.; and
●	Relacorilant, an anti-glucocorticoid, by Corcept Therapeutics Inc.

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

For the core technology in our CHOICE platform and Olvi-Vec and our other product candidates, patents have issued and applications are pending at each of the U.S. provisional, Patent Cooperation Treaty, and national stages with, at a minimum, filings submitted to the United States, European Patent Conventions and Japan. As of June 30, 2023, our patent portfolio consisted of 19 issued U.S. patents, one pending U.S. patent application, 14 issued foreign patents, and six pending foreign patent applications, which relate generally to the composition of our current and potential future products, and their methods of use. V2ACT has one issued U.S. patent, one pending U.S. patent application and two pending non-U.S. patent applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or Olvi-Vec, V-VET1, V2ACT Immunotherapy or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (USPTO). Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable healthcare fraud and abuse, and other healthcare laws, which may constrain the business or financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs.

●	The federal civil and criminal false claims laws, including, without limitation, the civil FCA, and the federal Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government.

●	The Health Insurance Portability and Accountability Act (HIPAA), which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.

●	The U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biological products and medical devices.

●	The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require certain manufacturers of drugs, devices, biological products and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.

●	Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; and state and local laws requiring the registration of pharmaceutical sales representatives.

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

Other legislative changes have been proposed and adopted in the United States since the ACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional Congressional action is taken.

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

At the federal level, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA directs the Secretary of HHS to establish a Drug Price Negotiation Program (the Program) to lower prices for certain single-source prescription drugs and biologics covered under Medicare Parts B and D, based on criteria established under the IRA. Under the Program, the Secretary of HHS will publish a list of “selected drugs,” and will then negotiate maximum fair prices (MFP) with their manufacturers. Beginning in 2026, the first year of the Program, the number will be limited to 10 Part D drugs and biologics. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Part D and Part B. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95% and the potential of civil monetary penalties. Further, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of our business, we collect, receive, process, generate, use, transfer, make accessible, protect, secure, dispose of, transmit and store (collectively, process) confidential and sensitive information, including personal information, intellectual property, trade secrets, and proprietary information owned or controlled by us or other third parties. Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. As another example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal information of consumers, business representatives and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and to honor certain requests of California residents related to their personal data. The CCPA allows for administrative penalties for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (CPRA) expanded the CCPA’s requirements, including by establishing a new California Privacy Protection Agency to implement and enforce the CPRA and adding a new right for individuals to correct their personal information. Other states have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, which took effect this year. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon which we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), and the Swiss Federal Act on Data Protection impose strict requirements for processing personal data. For example, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR (or 17.5 million pounds sterling under the UK GDPR) or, in each case, 4% of annual global revenue, whichever is greater. Further, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are generally inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, which could limit our ability to conduct clinical trial activities in the EEA, the UK or elsewhere, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of the EEA or the UK for allegedly violating the EU and UK GDPR and their cross-border data transfer limitations.

In addition, we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the EU GDPR, UK GDPR, and the CCPA, require companies to impose specific contractual restrictions on their service providers. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

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

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

As of June 30, 2023, we had 20 full-time and part-time employees, including 12 employees engaged in research and development and manufacturing. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Public health crises such as pandemics could materially and adversely affect our preclinical studies and clinical trials, business, financial condition and results of operations.

As a result of pandemics and related governmental orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our preclinical studies, clinical trials, business, financial condition and results of operations. Potential disruptions might include but are not limited to:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting health conditions or being forced to quarantine;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	delays or disruptions in preclinical experiments and studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors;

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;

●	interruption of, or delays in receiving, supplies of our product candidates from third-party providers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions;

●	changes in regulations which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and

●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including de-identified personal data (such as health-related data), intellectual property, proprietary business information and trade secrets (collectively, sensitive information).

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We have generated significant NOL carryforwards and research and development tax credits (R&D credits) as a result of our incurrence of losses and our conduct of research activities since inception. As of December 31, 2022, we had federal and state NOL carryforwards of approximately $132.0 million and $100.0 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Our U.S. federal NOL carryforwards generated in taxable years beginning before January 1, 2018, can be carried forward to each of the 20 taxable years following the year of the loss. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, totaling $22.3 million, may be carried forward indefinitely, but the utilization of such U.S. federal NOLs generated in tax years beginning after December 31, 2020 is limited. As of December 31, 2022, we also had federal and state R&D credit carryforwards of $2.6 million and $2.0 million, respectively. Our U.S. federal R&D credit carryforwards can be carried forward 20 taxable years. If not utilized in that period, these R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, the California state R&D credits carry forward indefinitely until utilized.

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

The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile, and we note recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility seemingly unrelated to company performance following a number of recent initial public offerings, particularly among companies with relatively smaller public floats. For example, the daily closing market price for our common stock has varied significantly since the commencement of trading of our common stock on Nasdaq on January 26, 2023, ranging between a high price of $38.00 on June 21, 2023, and a low price of $5.56 on February 3, 2023. During this time, the price per share of common stock has ranged from an intra-day low of $5.35 per share to an intra-day high of $40.98 per share. During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a large proportion of our common stock has been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in, our clinical trial for Olvi-Vec, our preclinical studies and any other future clinical development programs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	commencement or termination of collaboration, licensing or similar arrangements for our development programs;

●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	failure or discontinuation of any of our development programs;

●	our ability to commercialize Olvi-Vec and our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	our partners’ and collaborators’ ability to successfully commercialize their licensed product candidates;

●	developments or setbacks related to drugs that are co-administered with any of our product candidates, such as cellular and targeted therapies;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to the development of Olvi-Vec and any other product candidate we may develop;

●	changes in the competitive landscape in our industry, including results of clinical trials of existing and potential future products that compete with Olvi-Vec and our other product candidates;

●	our ability to adequately support future growth;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	future accounting pronouncements or changes in our accounting policies;

●	announcements or expectations of additional financing efforts by us;

●	sales of our common stock by us, our insiders or other stockholders;

●	expiration of market stand-off or lock-up agreements;

●	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including bank failures; and

●	investors’ general perception of us and our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the lock-up and other legal restrictions on resale lapse. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2023, there were 25,855,511 shares of our common stock outstanding. Of these shares, only the shares of common stock sold in the IPO by us, other than to our affiliates, and other than 737,203 shares of our common stock that are not subject to lock-up agreements, are freely tradable without restriction in the public market.

The lock-up agreements pertaining to the IPO expired on July 24, 2023. After the lock-up agreements expired, up to 25,855,511 shares of common stock became eligible for sale in the public market, of which 7,910,426 shares were held by directors, executive officers, and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the Securities Act). In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Warrants

On April 4, 2023, we issued warrants to holders of certain existing promissory notes to purchase up to an aggregate of 111,828 shares of our common stock at an exercise price of $10.50 per share (the “Warrants”). The Warrants were issued in satisfaction of our obligation to issue warrant coverage pursuant to the terms of such promissory notes. The Warrants became exercisable immediately following the date of issuance and expired on April 18, 2023. All Warrants were exercised before expiration, resulting in the issuance of 111,828 shares of our common stock.

On March 24, 2023, a warrant holder completed a cashless exercise of a warrant to purchase 16,666 shares of common stock at an exercise price of $9.00 per share. Pursuant to this exercise, the warrant holder received 11,666 shares of our common stock.

On July 31, 2023 and August 1, 2023, several warrant holders completed a cashless exercise of warrants to purchase an aggregate of 168,507 shares of common stock at an exercise price of $6.00 per share. Pursuant to these exercises, the warrant holders received 127,373 shares of our common stock.

On July 28, 2023, we issued warrants to three stockholders in connection with their converted convertible notes payable. Pursuant to these issuances, we issued warrants to purchase up to an aggregate of 29,985 shares of our common stock with exercise prices of $10.50 per share.

On August 1, 2023, we issued warrants to a stockholder in connection with their converted convertible notes payable. Pursuant to these issuances, we issued warrants to purchase up to an aggregate of 75,958 shares of our common stock with exercise prices of $9.00 per share.

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

As of June 30, 2023, we have used approximately $10.4 million of the net proceeds from our IPO, primarily to satisfy outstanding accounts payable and working capital. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus that forms a part of the Registration Statement filed by us with the SEC pursuant to Rule 424(b) on January 26, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.2

Letter Agreement Amending the Umbrella Agreements, by and among the Registrant and Existing Noteholders dated April 4, 2023 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.3*	Form of Warrant to Purchase Common Stock issued on July 28, 2023 in connection with Converted Convertible Notes Payable.

4.4*	Form of Warrant to Purchase Common Stock issued on August 1, 2023 in connection with Converted Convertible Notes Payable.

10.1	Securities Purchase Agreement, dated May 12, 2023, by and among the Registrant and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

10.2

Executive Employment Offer Letter, by and between the Registrant and Thomas Zindrick, J.D., dated May 30, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on June 2, 2023).

10.3	Securities Purchase Agreement, dated June 9, 2023, by and among the Registrant and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on June 12, 2023).

10.4*	Executive Employment Offer Letter, by and between the Registrant and Ralph Smalling, MS, dated June 1, 2023.

10.5*	Executive Employment Offer Letter, by and between the Registrant and Caroline Jewett, dated June 15, 2023.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.

101.INS**	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

__________________

* Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

Date: August 14, 2023

GENELUX CORPORATION

By:	/s/ Thomas Zindrick, J.D.
Thomas Zindrick, J.D.
President, Chief Executive Officer and Chairman

