Form 10-Q
period 2023-09-30
GENELUX Corp
filed 2023-11-14
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of November 8, 2023 was 26,717,676.

GENELUX CORPORATION

FORM 10-Q

September 30, 2023

Genelux Corporation

Condensed Balance Sheets

(In thousands, except for share amounts and par value data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$29,869	$397
Prepaid expenses and other current assets	1,310	1,495
Total Current Assets	31,179	1,892

Property and equipment, net	1,022	644
Right of use assets	1,779	1,335
Deferred offering costs	-	1,568
Other assets	92	92
Total Other Assets	2,893	3,639

TOTAL ASSETS	$34,072	$5,531

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$4,009	$6,775
Accrued payroll and payroll taxes	4,101	2,852
Accrued interest payable	-	1,178
Accrued interest payable - director and shareholders	38	3,817
Deferred revenue	-	170
Warrant liabilities	-	169
Lease liability, current portion	567	266
Notes payable - shareholders, net of debt discount of $108 in 2022	-	992
Convertible notes payable - shareholders, current portion, including $40 and $105 past due, respectively	40	15,407
Total Current Liabilities	8,755	31,626

Long-term Liabilities
Lease liability, long-term portion	1,289	1,164
Convertible notes payable, net of debt discount of $541 in 2022	-	8,524
Total Long-term Liabilities	1,289	9,688

Total Liabilities	10,044	41,314

Shareholders’ Equity (Deficit)
Preferred stock, Series A through K, par value $0.001, 10,000,000 shares authorized as of 9/30/2023 and 29,927,994 authorized as of 12/31/2022; no shares and 22,094,889 shares issued and outstanding, respectively;	-	22
Common stock, par value $0.001, 200,000,000 shares authorized; 26,657,906 and 9,126,726 shares issued and outstanding, respectively	27	9
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	239,189	154,401
Accumulated other comprehensive income	2	2
Accumulated deficit	(214,757)	(189,784)
Total Shareholders’ Equity (Deficit)	24,028	(35,783)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$34,072	$5,531

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Revenues	$-	$11,000	$170	$11,000

Operating expenses:
Research and development	2,819	2,414	8,607	6,610
General and administrative	2,488	2,242	8,727	4,309
Total operating expenses	5,307	4,656	17,334	10,919

Income (loss) from operations	(5,307)	6,344	(17,164)	81

Other income (expenses):
Interest income	4	-	4	-
Interest expense	-	(286)	(167)	(859)
Debt discount amortization	-	(49)	(649)	(148)
Financing costs	(42)	-	(3,152)	-
Debt extinguishment costs	-	-	(402)	-
Gain on forgiveness of PPP loan payable	-	-	-	314
Total other expenses, net	(38)	(335)	(4,366)	(693)

Income (loss) before provision for foreign income taxes	(5,345)	6,009	(21,530)	(612)
Provision for foreign income taxes	-	(1,100)	-	(1,100)

NET INCOME (LOSS)	$(5,345)	$4,909	$(21,530)	$(1,712)

INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.20)	$0.54	$(0.91)	$(0.19)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC	26,210,068	9,117,596	23,640,995	9,113,039

INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.20)	$0.49	$(0.91)	$(0.19)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - DILUTED	26,210,068	10,073,788	23,640,995	9,113,039

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Shareholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

								Accumulated
	Preferred Stock						Additional	Other
	Series A through K		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance, June 30, 2023 (unaudited)	-	$-	25,855,511	$26	(433,333)	$(433)	$232,073	$2	$(209,412)	$22,256

Stock compensation	-	-	-	-	-	-	515	-	-	515

Issuance of common shares upon the closing of private financings, net of offering costs	-	-	175,000	-	-	-	3,500	-	-	3,500

Fair value of vested restricted stock units	-	-	113,500	-	-	-	147	-	-	147

Cost of stock option repricing	-	-	-	-	-	-	25	-	-	25

Fair value of warrants issued in connection with the the conversion of convertible notes payable	-	-	-	-	-	-	42	-	-	42

Issuance of common shares upon exercise of stock options	-	-	207,303	-	-	-	1,321	-	-	1,321

Issuance of common shares upon exercise of stock warrants	-	-	306,592	1	-	-	1,566	-	-	1,567

Net loss during the three months ended September 30, 2023	-	-	-	-	-	-	-	-	(5,345)	(5,345)

Balance, September 30, 2023 (unaudited)	-	$-	26,657,906	27	(433,333)	$(433)	$239,189	$2	$(214,757)	$24,028

Balance, December 31, 2022	22,094,889	$22	9,126,726	$9	(433,333)	$(433)	$154,401	$2	$(189,784)	$(35,783)

Stock compensation	-	-	-	-	-	-	982	-	-	982

Issuance of common shares upon the closing of the initial public offering, net of offering costs	-	-	2,653,000	3	-	-	12,629	-	-	12,632

Issuance of common shares upon the closing of private financings, net of offering costs	-	-	1,292,079	2	-	-	25,140	-	-	25,142

Issuance of common shares upon conversion of preferred stock	(22,094,889)	(22)	8,355,610	8	-	-	14	-	-	-

Issuance of common shares upon conversion of convertible notes payable, accrued interest and loan fees	-	-	4,134,367	4	-	-	29,892	-	-	29,896

Issuance of common shares upon conversion of preferred stock dividends payable	-	-	272,101	-	-	-	3,443	-	(3,443)	-

Fair value of vested restricted stock units	-	-	113,500	-	-	-	774	-	-	774

Cost of stock option repricing	-	-	-	-	-	-	2,667	-	-	2,667

Reclassification of warrant liabilities upon the closing of the initial public offering	-	-	-	-	-	-	169	-	-	169

Fair value of warrants issued in connection with the the conversion of convertible notes payable	-	-	-	-	-	-	3,152	-	-	3,152

Conversion of notes payable-shareholders and accrued interest	-	-	73,134	-	-	-	1,865	-	-	1,865

Issuance of common shares upon exercise of stock options	-	-	207,303	-	-	-	1,321	-	-	1,321

Issuance of common shares upon exercise of stock warrants	-	-	430,086	1	-	-	2,740	-	-	2,741

Net loss during the nine months ended September 30, 2023	-	-	-	-	-	-	-	-	(21,530)	(21,530)

Balance, September 30, 2023 (unaudited)	-	$-	26,657,906	$27	(433,333)	$(433)	$239,189	$2	$(214,757)	$24,028

Balance, June 30, 2022 (unaudited)	22,094,889	$22	9,113,393	$9	(433,333)	$(433)	$152,535	$2	$(191,198)	$(39,063)

Stock compensation	-	-	-	-	-	-	1,703	-	-	1,703

Shares issued upon exercise of stock warrant	-	-	13,333	-	-	-	120	-	-	120

Net income during the three months ended September 30, 2022	-	-	-	-	-	-	-	-	4,909	4,909

Balance, September 30, 2022 (unaudited)	22,094,889	$22	9,126,726	$9	(433,333)	$(433)	$154,358	$2	$(186,289)	$(32,331)

Balance, December 31, 2021	22,094,889	$22	9,110,060	$9	(433,333)	$(433)	$151,866	$2	$(184,577)	$(33,111)

Stock compensation	-	-	-	-	-	-	2,372	-	-	2,372

Shares issued upon exercise of stock warrants	-	-	16,666	-	-	-	120	-	-	120

Net loss during the nine months ended September 30, 2022	-	-	-	-	-	-	-	-	(1,712)	(1,712)

Balance, September 30, 2022 (unaudited)	22,094,889	$22	9,126,726	$9	(433,333)	$(433)	$154,358	$2	$(186,289)	$(32,331)

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(21,530)	$(1,712)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	404	415
Right-of-use assets	413	309
Amortization of debt discount	649	148
Stock compensation	982	2,372
Fair value of restricted stock units	774	-
Cost of stock option repricing	2,667	-
Debt extinguishment costs	402	-
Fair value of warrants issued in connection with the the conversion of convertible notes payable	3,152	-
Gain on forgiveness of PPP loan payable	-	(314)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses and other assets	185	(164)
(Decrease) Increase in:
Accounts payable and accrued expenses	(2,133)	890
Accrued payroll and payroll taxes	1,249	92
Accrued interest payable	22	634
Deferred revenue	(170)	(4,440)
Lease liability	(431)	(283)
Net cash used in operating activities	(13,365)	(2,053)

Cash Flows from Investing Activities
Purchases of property and equipment	(782)	(49)
Net cash used in investing activities	(782)	(49)

Cash Flows from Financing Activities
Proceeds from notes payable - shareholders	900	-
Repayment of notes payable - shareholders	(685)	-
Repayment of convertible notes payable - shareholders	-	(130)
Payment of deferred offering costs	(303)	(1,013)
Proceeds from the exercise of stock options	1,321	-
Proceeds from the exercise of stock warrants	2,741	120
Proceeds from common stock issued for cash in connection with the closing of the IPO	14,503	-
Proceeds from common stock issued for cash in connection with the closing of private financings	25,142	-
Net cash provided by (used in) financing activities	43,619	(1,023)

Net increase (decrease) in cash and cash equivalents	29,472	(3,125)

Cash and cash equivalents at beginning of period	397	4,495
Cash and cash equivalents at end of period	$29,869	$1,370

Supplemental cash flows disclosures:
Interest paid	$72	$224
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Effect of the extension of right-of-use assets and operating leases	$845	$686
Reclassification of deferred offering costs to shareholders’ equity	$1,871	$-
Reclassification of warrant liabilities to shareholders’ equity	$169	$-
Conversion of convertible notes payable, accrued interest and loan fees to shareholders’ equity	$29,896	$-
Conversion of preferred stock to common stock	$22	$-
Conversion of dividends payable to shareholders’ equity	$3,443	$-
Conversion of notes payable-shareholders and accrued interest to shareholders’ equity	$1,463	$-

The accompanying notes are an integral part of these condensed financial statements.

GENELUX CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the year ended December 31, 2022, the Company incurred a net loss of $5,207 and used cash in operations of $3,571 and had a shareholders’ deficit of $35,783 as of December 31, 2022. As reflected in the accompanying condensed financial statements, during the nine months ended September 30, 2023, the Company incurred a net loss of $21,530 and used cash in operations of $13,365.

During the nine months ended September 30, 2023, the Company closed its initial public offering (“IPO”) and the two Private Placements (see Note 9) and received $37,774 of net proceeds from these offerings. At September 30, 2023, the Company had cash and cash equivalents on hand in the amount of $29,869. The Company also received commitments through the Private Placements for the funding of an additional $24,000. Initially the additional funds were to be received by November 15, 2023, but, in November 2023, the Company agreed to extend the funding deadline for $2,000 of the remaining committed investment amounts to March 31, 2024. The investor who was obligated to fund $22,000 of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments through the Private Placements. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, the Company had shareholders’ equity of $24,028 at September 30, 2023. The Company expects its cash on hand at September 30, 2023 will last for at least the next 12 months.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in the valuation of accruals for potential liabilities, valuations of stock-based compensation, and realization of deferred tax assets, among others. Actual results could differ from these estimates.

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

For the nine months ended September 30, 2023 and 2022, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	September 30, 2023	September 30, 2022
Convertible notes payable	-	3,367,486
Common stock equivalent of Series A through K convertible preferred stock	-	7,567,630
Stock options	5,097,654	4,201,018
Stock warrants	688,574	738,412
Restricted stock units	57,900	-
Stock warrants, issuable in connection with convertible notes payable	180	183,852
Total	5,844,308	16,058,398

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

During the year ended December 31, 2022, the Company, under its Newsoara agreement, invoiced and collected $170 relating to supplying product for Newsoara to use in their clinical trials. As the product did not ship during the year ended December 31, 2022, the Company recorded the cash received as deferred revenue until the product was shipped. During the nine months ended September 30, 2023, the Company shipped the product to Newsoara and thus recognized the revenue.

Cash Equivalents

During the three and nine months ended September 30, 2023, the Company invested cash into money market funds. The total amount held in the money market funds at September 30, 2023 was $2,254. The underlying securities in the money market funds held by the Company are all government backed securities.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Statement of Operations. As of December 31, 2022, the Company incurred $1,568 of deferred offering costs related to the Company’s IPO, and during the nine months ended September 30, 2023, the Company incurred an additional $303 of costs. During the nine months ended September 30, 2023, a total of $1,871 of deferred offering costs were recorded against the net proceeds received from the IPO.

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

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at September 30, 2023.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Furniture and office equipment	$148	$148
Laboratory equipment	2,762	2,762
Computer equipment	127	127
Leasehold improvements	557	557
Construction-in-progress	782	-
	4,376	3,594
Less: accumulated depreciation and amortization	(3,354)	(2,950)

Property and equipment, net	$1,022	$644

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $404 and $415, respectively.

NOTE 4 – ACCRUED PAYROLL AND PAYROLL TAXES

As of December 31, 2022, the Company had accrued compensation owed to the Company’s Chief Executive Officer, another employee and two former employees that had accrued over a several year period in the amount of $2,852. During the nine months ended September 30, 2023, the Company repaid $385 of the amounts that were accrued. In addition, during the period, the Company recorded a payroll tax liability of $1,436 relating to stock option exercises. As of September 30, 2023, a total of $4,101 was owed to employees for these past due balances, and for current accrued payroll and payroll taxes, and other compensation related benefits.

NOTE 5 – LEASE LIABILITIES

Operating Leases

The Company accounts for leases in accordance with ASC 842, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. In July 2018, the Company entered into a long-term non-cancellable lease agreement for its manufacturing facility that requires aggregate average monthly payments of $10 beginning October 2018. The lease terminates in September 2023, with a Company option to extend for an additional five years. The Company classified the lease as an operating lease and determined that the value of the right of use asset and lease liability at the adoption date was $518 and $519, respectively, using a discount rate of 4.00%. Effective April 2022, the Company extended the lease for the additional five-year period, through September 2028, with no changes to any of the other terms of the lease, and has the option to extend the lease for an additional five years. Prior to the extension, the remaining lease liability amounted to $174. On the date of the extension, the Company determined that the value of the new right of use asset and lease liability was $860, respectively, using a discount rate of 4.00%. As such, the Company recorded an increase in lease liability of $686 as a result of the lease extension. Effective July 2023, the Company extended the lease for an additional two-year period, through September 2030, with no changes to any of the other terms of the lease, and has the option to extend the lease for an additional five years. Prior to the extension, the remaining lease liability amounted to $701. On the date of the extension, the Company determined that the value of the new right of use asset and lease liability was $909, respectively, using a discount rate of 7.00%. As such, the Company recorded an increase in the lease liability of $208 as a result of the lease extension.

In December 2020, the Company entered into a long-term non-cancellable lease agreement for a laboratory facility that requires aggregate average monthly payments of $18 beginning January 2021. The lease terminates in February 2023. The Company classified the lease as an operating lease and determined that the value of the right of use asset and lease liability at the adoption date was $439, respectively, using a discount rate of 4.00%. Effective February 2023, the Company extended the lease through December 2024, with no changes to any of the other terms of the lease. The average monthly rent payment on the extended lease is approximately $30 per month. Prior to the extension, the remaining lease liability amounted to $12. On the date of the extension, the Company determined that the value of the new right of use asset and lease liability was $649, respectively, using a discount rate of 5.5%. As such, the Company recorded an increase in the lease liability of $637 as a result of the lease extension.

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

During the nine months ended September 30, 2023 and 2022, the Company made combined aggregate payments of $431 and $283, respectively, towards the lease liabilities. As of September 30, 2023 and December 31, 2022, the combined lease liability amounted to $1,856 and $1,430, respectively.

ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the nine months ended September 30, 2023 and 2022, the Company reflected combined amortization of the right of use assets of $413 and $309, respectively, related to the leases, resulting in a combined net asset balance of $1,779 and $1,335 as of September 30, 2023 and December 31, 2022, respectively.

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and is currently on a month-to-month basis. Rent expense was $27 during the nine months ended September 30, 2023 and 2022, respectively.

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

During the nine months ended September 30, 2023, the Company extended the due date on the notes until April 30, 2023. During the nine months ended September 30, 2023, the Company borrowed an additional $900 from its shareholders, repaid $600 of principal and $11 of accrued interest, and $1,400 of principal and $63 of accrued interest was converted into 73,134 shares of the Company’s common stock with a fair value of $1,865. The notes accrued interest of $69 during the nine-month period. As of September 30, 2023, there was no outstanding principal and accrued and unpaid interest owed on the notes. Upon conversion of the notes payable, the Company incurred a debt extinguishment cost of $402, as the conversion price was lower than the fair value of the shares on the conversion date. This amount was recorded as debt extinguishment costs in the Statements of Operations during the nine months ended September 30, 2023.

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

The Company recognized a liability and recorded a debt discount at the date of issuance in 2022 in the amount of $169. The Company recorded the fair value of the warrants as warrant liabilities as of December 31, 2022. The notes’ discounts are being amortized over the term of the notes and the unamortized portion is recognized as a reduction to the carrying amount of the notes (a valuation debt discount). During the year ended December 31, 2022, the Company amortized $61 of debt discount, leaving an unamortized balance of $108 at December 31, 2022. During the nine months ended September 30, 2023, the Company amortized $108 of debt discount, leaving no unamortized balance at September 30, 2023.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – SHAREHOLDERS

Convertible notes payable to shareholders consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Convertible notes payable - shareholders (a)	$40	$7,838
Convertible note payable - shareholder (b)	—	1,500
Convertible notes payable – shareholders (c)	—	700
Convertible notes payable - shareholders (d)	—	5,369
	40	15,407
Less: current portion	(40)	(15,407)

Convertible notes payable – shareholders – long - term portion	$—	$—

(a)	During the years ended December 31, 2011 through 2016, the Company entered into convertible note payable agreements with individuals aggregating to a total amount of $7,988. The notes initially accrued interest at 8% per annum, are unsecured and are convertible into the Company’s Series K preferred stock at $25.73 per share.

As of December 31, 2022, the principal amount due on the notes aggregated to $7,838 and total accrued and unpaid interest of $2,890 was owed on the notes. During the nine months ended September 30, 2023, $60 of principal and $36 of accrued and unpaid interest were paid on the notes, and the notes accrued interest of $15. On January 30, 2023, the date of the closing of the IPO, total principal of $7,778 and total accrued and unpaid interest of $2,867 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest, except for $65 of principal and $58 of accrued and unpaid interest, automatically converted into 1,554,814 shares of the Company’s common stock based on the conversion price of $6.78 per share.

During the nine months ended September 30, 2023, the Company repaid $25 of principal and $20 of accrued interest on the notes payable. As of September 30, 2023, total principal of $40 and total accrued and unpaid interest of $38 was owed on the notes. The remaining note accrues interest at 8% per annum, is unsecured and is past due and payable on demand.

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

As of December 31, 2022, total principal of $1,500 and total accrued and unpaid loan fees of $560 was owed on the note. During the nine months ended September 30, 2023, the note accrued loan fees of $10, and on January 30, 2023, the date of the closing of the IPO, total principal of $1,500 and total accrued and unpaid loan fees of $570 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid loan fees automatically converted into 303,835 shares of the Company’s common stock based on the conversion price of $6.78. As of September 30, 2023, no principal, interest or loan fees was due on the notes.

(c)	In April 2018, the Company entered into two convertible note payable agreements with a shareholder under which the Company borrowed an aggregate total of $700. The notes accrue interest at 5.0% per annum, are unsecured, and are convertible into the Company’s common stock at the lesser of $12.00 per share, or 90% of the Company’s IPO price, if it were to occur.

As of December 31, 2022, total principal of $700 and total accrued and unpaid interest of $164 was owed on the notes. During the nine months ended September 30, 2023, the notes accrued interest of $3, and on January 30, 2023, the date of the closing of the IPO, total principal of $700 and total accrued and unpaid interest of $167 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 160,563 shares of the Company’s common stock based on the conversion price of $5.40, which was 90% of the IPO closing price. As of September 30, 2023, no principal or interest was due on the notes.

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

As of December 31, 2022, total principal of $5,369 and total accrued and unpaid interest of $758 was owed on the notes. During the nine months ended September 30, 2023, the notes accrued interest of $22, and on January 30, 2023, the date of the closing of the IPO, total principal of $5,369 and total accrued and unpaid interest of $780 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 1,134,063 shares of the Company’s common stock based on the conversion price of $5.40, which was 90% of the IPO closing price. As of September 30, 2023, no principal or interest was due on the notes. During the nine months ended September 30, 2023, the Company issued the shareholders stock warrants to purchase up to 217,771 shares of the Company’s common stock at exercise prices of $9.00 and $10.50. All of the warrant shares were exercised during the nine months ended September 30, 2023, except for 180 shares (see Note 9).

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Convertible note payable	$—	$9,065
Less: debt discount	—	(541)
Convertible notes payable, net	$—	$8,524

During the years ended December 31, 2020 and 2021, the Company entered into convertible note payable agreements with an investing group under which the Company borrowed an aggregate amount of $9,065. The notes accrue interest at 6.0% per annum, are unsecured, and are convertible into the Company’s common stock at the price of $10.50 per share. In consideration for the notes, the Company issued the noteholder stock warrants to purchase up to 146,641 shares of its common stock with an exercise price of $10.50 per share. The warrants expire in September 2025. Subsequent to September 30, 2023, all of the warrant shares were exercised with a cashless exercise and the Company issued 70,265 shares of its common stock to the note holder relating to the exercise (see Note 11).

As of December 31, 2022, the Company owed $9,065 of principal on the notes and $1,178 of accrued and unpaid interest. During the nine months ended September 30, 2023, the notes accrued interest of $45, and on January 30, 2023, the date of the closing of the IPO, total principal of $9,065 and total accrued and unpaid interest of $1,223 was owed on the notes.

The Company calculated the relative fair value of the warrants issued to the noteholder and recognized a debt discount at the date of issuance. The note discount is being amortized over the term of the note and the unamortized portion is recognized as a reduction to the carrying amount of the note (a valuation debt discount). As of December 31, 2022, the notes had an unamortized debt discount balance of $541. During the nine months ended September 30, 2023, the Company amortized $541 of debt discount, leaving no unamortized balance at September 30, 2023.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 979,619 shares of the Company’s common stock based on the conversion price of $10.50 per share. As of September 30, 2023, no principal or interest was due on the notes.

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

Common Stock

Authorized Shares

The Company’s Certificate of Incorporation authorizes the Company to issue up to 200,000,000 of its common shares. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of September 30, 2023 and December 31, 2022, there were 26,657,906 and 9,126,726 shares of common stock issued and outstanding, respectively.

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

Common Stock Issued for Cash Upon Closing of the Company’s Private Placements

On May 12, 2023, the Company entered into a securities purchase agreement (the “PIPE 1 SPA”) with certain investors (the “PIPE 1 Purchasers”), pursuant to which the Company agreed to sell and issue 1,665,213 shares of its common stock in a private placement transaction (the “First Private Placement”). The purchase price per share of common stock was $20.00 per share. The initial closing of the First Private Placement occurred in May 2023 (the “PIPE 1 Initial Closing”) subject to customary closing conditions. The total gross proceeds to the Company at the PIPE 1 Initial Closing from the First Private Placement are expected to be approximately $33,300, including $1,463 from the cancellation of certain of the Company’s bridge loans and accrued interest (see Note 6). Two of the PIPE 1 Purchasers were contractually obligated to fund up to $17,500 of such PIPE 1 Purchasers’ investment amounts following the PIPE 1 Initial Closing but no later than November 15, 2023. During the nine months ended September 30, 2023, the Company received $6,000 of the committed amount of $17,500. As of September 30, 2023, the Company sold 1,017,079 shares of its common stock under the PIPE 1 SPA resulting in gross and net proceeds to the Company of $20,342 and $19,842, respectively.

On June 9, 2023, the Company entered into another securities purchase agreement (the “PIPE 2 SPA”, and, together with the PIPE 1 SPA, the “Purchase Agreements”) with certain investors (the “PIPE 2 Purchasers”), pursuant to which the Company agreed to sell and issue 900,000 shares of the Company’s common stock in a private placement transaction (the “Second Private Placement”, and, together with the First Private Placement, the “Private Placements”). The purchase price per share of Common Stock was $20.00 per share. The initial closing of this Second Private Placement occurred in June 2023 (the “PIPE 2 Initial Closing”), subject to customary closing conditions. The total gross proceeds to the Company from the Second Private Placement are expected to be approximately $18,000. One of the PIPE 2 Purchasers was contractually obligated to fund up to $12,500 of such PIPE 2 Purchaser’s investment amounts following the PIPE 2 Initial Closing, but no later than November 15, 2023. As of September 30, 2023, the Company sold 275,000 shares of its common stock under the PIPE 2 SPA resulting in gross and net proceeds to the Company of $5,500 and $5,300, respectively.

As of September 30, 2023, the Company sold 1,292,079 shares of its common stock under the Purchase Agreements resulting in the total gross and net proceeds to the Company from the First Private Placement and the Second Private Placement of $25,842 and $25,142, respectively. As of that same date, the Company had received $6,000 of the $30,000 in aggregate committed investment amounts to be funded following the PIPE 1 Initial Closing and PIPE 2 Initial Closing.

In November 2023, we agreed to extend the funding deadline for $2,000 of the remaining committed investment amounts to March 31, 2024. The investor who was obligated to fund $22,000 of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments under the Purchase Agreements. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us.

Grant of Restricted Stock Units

The following table summarizes restricted common stock activity during the nine months ended September 30, 2023:

			Weighted
	Number of		Average Grant
	Restricted		Date Fair
	Shares	Fair Value	Value
Non-vested, December 31, 2022	-	$-	-
Granted	171,400	2,043	11.92
Vested	(113,500)	(774)	6.57
Forfeited	-	-	-
Non-vested, September 30, 2023	57,900	$1,269	$22.40

On February 17, 2023, the Company’s Board of Directors approved the issuance of a combined total of 113,500 restricted shares (RSU) of the Company’s common stock to certain of its officers, directors and consultants. The fair value of the shares on the date of grant was $746. All of the shares vested and were issued to the RSU holders during the three and nine months ended September 30, 2023. The RSU shares were granted under the Company’s 2022 Equity Incentive Plan.

During the nine months ended September 30, 2023, the Company’s Board of Directors approved the issuance of a combined total of 57,900 restricted shares of the Company’s common stock to certain of its employees and directors. The fair value of the shares on the date of grant was $1,297. All of the shares vest in one to four years. The RSU shares were granted under the Company’s 2022 Equity Incentive Plan. As none of the shares vested during the nine months ended September 30, 2023, no shares were issued relating to the grant.

During the nine months ended September 30, 2023, the Company recorded $774 of stock compensation for the fair value vesting of restricted common stock, and as of September 30, 2023, $1,269 of unamortized compensation remained.

Stock Options

In August 2009, the Company’s Board of Directors approved the adoption of the 2009 Equity Incentive Plan (“the 2009 Plan”). The 2009 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 6,166,666 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. As of September 30, 2023 and December 31, 2022, no shares were available for grant under the 2009 plan.

In September 2018, the Company’s Board of Directors approved the adoption of the 2019 Equity Incentive Plan (“the 2019 Plan”). The 2019 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. The 2019 Plan allows for the following types of awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock Awards; (v) Restricted Stock Unit Awards; (vi) Other Stock Awards. The maximum number of shares of our common stock that may be issued under our 2019 Plan is 2,059,073 shares. Outstanding stock awards granted under the 2009 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of failure to meet a contingency or condition required to vest such shares or otherwise return to us; or (iii) are required or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award can be added to the authorized shares as Returning Shares, not to exceed 3,774,260 shares. The maximum number of shares of our common stock under our 2019 Plan that may be issued is 5,833,333 shares. As of September 30, 2023, a total of 1,632,314 shares were available for grant under the 2019 plan.

In June 2022, the Company’s Board of Directors approved the adoption of the 2022 Equity Incentive Plan (“the 2022 Plan”). The 2022 Plan provides for the grant of incentive stock options (ISOs), to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. The 2022 Plan is a successor to the 2019 Plan. No further grants will be made under the 2019 Plan. The maximum number of shares of the Company’s common stock under the 2022 Plan that may be issued is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s Board of Directors. During the nine months ended September 30, 2023, a total of 659,638 option shares of the Company’s common stock, with a fair value of $12,359, were granted under the 2022 Plan, along with 113,500 RSU shares. As of September 30, 2023, a total of 2,026,862 shares were available for grant under the 2022 plan.

In September 2023, the Company’s Board of Directors approved the adoption of the Company’s 2023 Inducement Plan (the “Inducement Plan”) to reserve 1,000,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based cash and stock awards, and other stock-based awards. In addition, forms of (i) Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and (ii) Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, for both (a) executive officers and (b) employees at or below the vice president level, were adopted and approved for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2022 Equity Incentive Plan. During the nine months ended September 30, 2023, a total of 444,300 shares of the Company’s common stock, with a fair value of $8,031, were granted under the Inducement Plan. As of September 30, 2023, a total of 555,700 shares were available for grant under the Inducement plan.

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

Stock Option Grants during the Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, under its 2022 Plan and Inducement Plan, the Company’s Board of Directors approved the granting of options to certain employees and directors to purchase 1,103,938 shares of its common stock with an exercise price of $22.40 per share. The options vest over various periods, but none longer than four years, expire ten years from the date of grant and had an aggregate fair value of $20,390 at the date of grant.

The assumptions used for the options granted during the nine months ended September 30, 2023 are as follows:

Exercise price	$22.40
Expected dividends	—
Expected volatility	100.0%
Risk free interest rate	4.4%
Expected life of options	5.5 - 6.3

During the nine months ended September 30, 2023, the Company recorded $982 of stock compensation for the value of all options vesting during the period. As of September 30, 2023, unvested compensation of $21,385 remained that will be amortized over the remaining vesting periods, through September 2027. The aggregate intrinsic value for option shares outstanding at September 30, 2023 was $73,438.

At the time of the issuances of stock options, the Company believed the Company’s estimates of the fair value for financial reporting purposes of the Company’s common stock were reasonable and consistent with the Company’s understanding of how similarly situated companies in the industry were valued.

The table below summarizes the Company’s stock option activities for the nine months ended September 30, 2023:

		Exercise	Weighted
	Number of	Price Range	Average
	Option Shares	Per Share	Exercise Price
Balance, December 31, 2022	4,201,019	$6.00 - 10.50	$6.09
Granted	1,103,938	22.40	22.40
Cancelled	—	—	—
Exercised	(207,303)	6.00 – 10.50	6.39
Expired	—	—	—
Balance, September 30, 2023	5,097,654	$6.00 - 22.40	$9.61
Vested and exercisable, September 30, 2023	3,828,435	$6.00 - 10.50	$6.08
Unvested, September 30, 2023	1,269,219	$6.00 – 22.40	$20.26

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2023:

	Options Outstanding			Options Exercisable
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of Exercise	Number	Contractual Life	Average Exercise	Number	Contractual Life	Average Exercise
Prices	Outstanding	(in years)	Price	Exercisable	(in years)	Price
$6.00	3,903,617	4.73	$6.00	3,738,336	4.58	$6.00
9.00 - 10.50	90,099	2.28	9.52	90,099	2.28	9.52
22.40	1,103,938	9.94	22.40	—	—	—
$6.00 - 22.40	5,097,654	5.82	$9.61	3,828,435	4.53	$6.08

Stock Option Repricing

In September 2022, the Company’s Board of Directors approved a stock option repricing whereby the exercise prices of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, would be adjusted (the “Stock Option Repricing”) to equal the initial offering price, contingent and effective upon the completion of the Company’s IPO. In connection with the closing of the IPO, the Stock Option Repricing was completed and the options to purchase 4,092,887 shares of the Company’s common stock, with exercise prices previously between $9.00 and $10.50, were repriced to the initial offering price of $6.00 per share, of which a total of 2,796,400 shares of Common Stock are held by executive officers and directors. The total cost of the repricing was $2,733, of which $2,667 was recorded during the nine months ended September 30, 2023, with the remainder of the cost being recorded over the future vesting periods of the options.

Stock Option Exercises

During the nine months ended September 30, 2023, a total of 207,303 option shares were exercised for total proceeds of $1,321.

Stock Warrants

The table below summarizes the Company’s warrants activities for the nine months ended September 30, 2023:

		Exercise	Weighted
	Number of	Price Range	Average
	Warrant Shares	Per Share	Exercise Price
Balance, December 31, 2022	725,174	$3.00 - 10.50	$8.24
Granted	447,906	5.40 - 10.50	7.87
Cancelled	(36)	9.00	9.00
Exercised	(479,708)	9.00 – 10.50	8.31
Expired	(4,762)	10.50	10.50
Balance, September 30, 2023	688,574	$3.00 - 10.50	$7.94
Vested and exercisable, September 30, 2023	688,574	$3.00 - 10.50	$7.94

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2023:

	Warrants Outstanding			Warrants Exercisable
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of Exercise	Number	Contractual Life	Average Exercise	Number	Contractual Life	Average Exercise
Prices	Outstanding	(in years)	Price	Exercisable	(in years)	Price
$3.00	133,333	3.42	$3.00	133,333	3.42	$3.00
3.01 – 10.49	395,564	2.41	8.58	395,564	2.41	8.58
10.50	159,677	1.85	10.50	159,677	1.85	10.50
$3.00 – 10.50	688,574	2.48	$7.94	688,574	2.48	$7.94

Upon the closing of the IPO and the overallotment exercises, the Company agreed to issue the underwriters warrants entitling them to purchase up to 185,694 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire on the fifth anniversary of the closing date of the IPO, or January 2028. During the nine months ended September 30, 2023, the underwriters completed cashless exercises of their warrants to purchase 182,574 shares of common stock at an exercise price of $6.00 per share . Pursuant to this exercise, the warrant holder received 137,952 shares of the Company’s common stock. As of September 30, 2023, a total of 3,120 shares were still outstanding.

During the nine months ended September 30, 2023, the Company granted warrants to certain of its lenders to purchase up to 44,441 shares of the Company’s common stock (see Note 6). The warrants have an exercise price of $5.40 per share and expire three years from the date of the grant. None of these warrants have been exercised as of September 30, 2023.

During the nine months ended September 30, 2023, the Company granted warrants to certain of its lenders to purchase up to 217,771 shares of the Company’s common stock. The warrants have exercise prices of $9.00 and $10.50 per share. The Company calculated the aggregate fair value of the warrants on the date of grant to be $3,152 using a Black-Scholes pricing model. As all of the debt converted during the nine months ended September 30, 2023, the value of the warrants was recorded as a financing cost during the same period. During the nine months ended September 30, 2023, 217,591 shares were exercised for proceeds of $2,173.

During the nine months ended September 30, 2023, a warrant holder completed a cashless exercise of a warrant to purchase 16,666 shares of common stock at an exercise price of $9.00 per share. Pursuant to this exercise, the warrant holder received 11,666 shares of the Company’s common stock. Warrant holders also exercised 62,877 warrant shares for proceeds of $568.

The aggregate intrinsic value for warrant shares outstanding at September 30, 2023 was $10,487.

NOTE 10 - LEGAL MATTERS

As of September 30, 2023, we were involved in one pending litigation. Although the results of legal proceedings could not be predicted with certainty as of that date, we did not believe that there was a reasonable possibility that the final outcome of this matter would have a material adverse effect on our business or financial results.

Subsequently, on October 27, 2023, the Los Angeles County Superior Court granted the Company’s motion for summary judgment on all outstanding claims with prejudice. On November 6, 2023, the court issued an order and final judgment confirming its ruling.

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

NOTE 11 - SUBSEQUENT EVENTS

In November 2023, in relation to the Company’s Private Placements (see Note 9) the Company agreed to extend the funding deadline for $2,000 of the remaining committed investment amounts from November 15, 2023 to March 31, 2024. The investor who was obligated to fund $22,000 of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments under the Purchase Agreements. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us.

Subsequent to September 30, 2023, the Company entered into a long-term non-cancellable lease agreement for a new manufacturing facility that requires aggregate average monthly payments of $13, beginning November 2023. The lease terminates in September 2030, and the Company has the option to extend the lease for an additional five years. The Company will classify the lease as an operating lease and has determined that the value of the right of use asset and lease liability at the inception date will be $826, respectively, using a discount rate of 7.00%.

Subsequent to September 30, 2023, an underwriter of the Company’s IPO completed a cashless exercise of their warrant to purchase 3,120 shares of common stock at an exercise price of $6.00 per share. Pursuant to this exercise, the warrant holder received 2,351 shares of the Company’s common stock.

Subsequent to September 30, 2023, a warrant holder completed a cashless exercise of their warrant to purchase 146,641 shares of common stock at an exercise price of $10.50 per share. Pursuant to this exercise, the warrant holder received 70,265 shares of the Company’s common stock.

Subsequent to September 30, 2023, an option holder exercised their options to purchase 10,400 shares of common stock at an exercise price of $6.00 per share. Pursuant to this exercise, the warrant holder received 10,400 shares of the Company’s common stock.

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

In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and any projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the Securities Exchange Commission (the “SEC”).

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

Since inception, we have incurred significant operating losses. Our net loss was $21.5 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $214.8 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

At September 30, 2023, we had cash and cash equivalents on hand in the amount of $29.9 million. During the nine months ended September 30, 2023, we closed our IPO and two Private Placements (see Note 9) and received $37.8 million of net proceeds from these offerings. We also received commitments through the Private Placements for the funding of an additional $24.0 million that were due by November 15, 2023. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we had shareholders’ equity of $24.0 million at September 30, 2023. In November 2023, we agreed to extend the funding deadline for $2.0 million of the remaining committed investment amounts to March 31, 2024. The investor who was obligated to fund $22.0 million of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments through the Private Placements. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us. We expect our existing cash and cash equivalents will last for at least the next 12 months.

Recent Developments

As previously reported, we began regulatory study start-up of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV followed by treatment as per the NCCN Guidelines for patients with recurrent NSCLC in the United States in the first half of 2023. Newsoara is generally obligated under our collaboration agreement to conduct this trial at its cost and expense. In November 2023, we agreed with Newsoara that Genelux would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the U.S. only, with Newsoara reimbursing Genelux for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024.

Components of Results of Operations

Net Sales

During the year ended December 31, 2022, under our Newsoara and Elias agreements, we recognized revenue of $11.1 million, with a 10% foreign income tax of $1.1 million being recorded as a provision for foreign income taxes relating to our Newsoara agreement.

During the year ended December 31, 2022, under our Newsoara agreement, we invoiced and collected $0.2 million relating to supplying product for Newsoara to use in its clinical trials. As the product did not ship during the year ended December 31, 2022, we recorded the cash received as deferred revenue until the product was shipped. During the nine months ended September 30, 2023, we shipped the product to Newsoara and thus recognized the revenue.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	September 30,	September 30,
	2023	2022
Revenues	$—	$11,000

Operating Expenses:
Research and development	2,819	2,414
General and administrative	2,488	2,242
Total operating expenses	5,307	4,656
Income (loss) from operations	(5,307)	6,344
Other income (expenses):
Interest income	4	—
Interest expense	—	(286)
Debt discount amortization	—	(49)
Financing costs	(42)	—
Total other expenses, net	(38)	(335)

Income (loss) before provision for foreign income taxes	(5,345)	6,009
Provision for foreign income taxes	—	(1,100)

Net income (loss)	$(5,345)	$4,909

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	September 30,	September 30,
Research and Development Expenses:	2023	2022
Employee compensation and related expenses	$757	$382
Stock compensation, including the cost of stock options and restricted stock grants	244	159
Manufacturing and laboratory materials and other expenses	380	143
Outsourced manufacturing services	156	224
Clinical and regulatory expenses	806	960
Facility-related expenses, including depreciation	394	324
Consulting expenses and contract labor	74	204
Other expenses	8	18
Total research and development expenses	$2,819	$2,414

Research and development expenses were $2.8 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.4 million. Significant variations between periods are as a result of a $0.2 million increase in manufacturing and laboratory materials and other expenses in 2023, primarily related to increased manufacturing activities in 2023; and a $0.4 million increase in employee compensation and related expenses in 2023, primarily related to new employee hires in 2023; offset by $0.2 million primarily related to clinical and regulatory activities and consulting expenses.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	September 30,	September 30,
General and Administrative Expenses:	2023	2022
Employee compensation and related expenses	$578	$375
Stock compensation, including the cost of stock options and restricted stock grants	443	1,545
Professional services	883	78
Facility-related expenses	95	83
Insurance expenses	368	94
Consulting and contract labor expenses	80	45
Other expenses	41	22
Total general and administrative expenses	$2,488	$2,242

General and administrative expenses were $2.5 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.3 million. Significant variations between periods are a result of a $0.2 million increase in employee related costs in 2023, primarily due to new employee hires in 2023; a $0.9 million decrease in stock compensation expense in 2023, primarily due to the decrease in the cost of stock options in 2023 compared to 2022; a $0.8 million increase in professional service expenses in 2023, primarily resulting from increased corporate legal costs and other professional services related to other costs of being a newly publicly-traded company; and a $0.3 million increase in insurance expenses, primarily due to increased D&O insurance costs.

Other Expenses, net

Other expenses, net, were $0.04 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, other income consisted of interest income of $0.004 million from the investment into money market funds, and other expenses consisted of financing costs of $0.04 million, while during the same period in 2022, other expenses consisted of interest expense of $0.3 million and debt discount amortization of $0.05 million.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	September 30,	September 30,
	2023	2022
Revenues	$170	$11,000

Operating Expenses:
Research and development	8,607	6,610
General and administrative	8,727	4,309
Total operating expenses	17,334	10,919
Income (loss) from operations	(17,164)	81
Other income (expenses):
Interest income	4	—
Interest expense	(167)	(859)
Debt discount amortization	(649)	(148)
Debt extinguishment costs	(402)	—
Financing costs	(3,152)	—
Gain on the forgiveness of PPP loan payable	—	314
Total other expenses, net	(4,366)	(693)

Loss before provision for foreign income taxes	(21,530)	(612)
Provision for foreign income taxes	—	(1,100)

Net loss	$(21,530)	$(1,712)

Research and Development Expenses

The table below summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	September 30,	September 30,
Research and Development Expenses:	2023	2022
Employee compensation and related expenses	$1,771	$1,163
Stock compensation, including the cost of stock options and restricted stock grants	1,228	285
Manufacturing and laboratory materials and other expenses	765	720
Outsourced manufacturing services	674	605
Clinical and regulatory expenses	2,654	2,301
Facility-related expenses, including depreciation	1,005	922
Consulting expenses and contract labor	463	574
Other expenses	47	40
Total research and development expenses	$8,607	$6,610

Research and development expenses were $8.6 million and $6.6 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $2.0 million. Significant variations between periods are as a result of a $0.6 million increase in employee related costs in 2023, primarily due to new employee hires in 2023; a $0.9 million increase in stock compensation expense in 2023, primarily due to the increase in the cost of stock options and restricted stock units in 2023 compared to 2022; and a $0.4 million increase in clinical and regulatory expenses in 2023, primarily related to our Phase 3 registration clinical trial in PRROC.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	September 30,	September 30,
General and Administrative Expenses:	2023	2022
Employee compensation and related expenses	$1,641	$1,162
Stock compensation, including the cost of stock options and restricted stock grants	3,196	2,088
Professional services	2,410	244
Facility-related expenses	264	230
Insurance expenses	845	250
Consulting and contract labor expenses	298	256
Other expenses	73	79
Total general and administrative expenses	$8,727	$4,309

General and administrative expenses were $8.7 million and $4.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $4.4 million. Significant variations between periods are a result of a $0.5 million increase in employee related costs in 2023, primarily due to new employee hires in 2023; a $1.1 million increase in stock compensation expense in 2023, primarily due to the increase in the cost of stock options and restricted stock units in 2023 compared to 2022; a $2.2 million increase in professional service expenses in 2023, primarily resulting from increased corporate legal costs and other professional services related to costs of being a newly publicly-traded company; and a $0.6 million increase in insurance expenses, primarily due to increased D&O insurance costs.

Other Expenses, net

Other expenses, net, were $4.3 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, other expenses consisted of interest expense of $0.2 million, debt discount amortization of $0.6 million, debt extinguishment costs of $0.4 million and financing costs of $3.2 million, while during the same period in 2022, other expenses consisted of interest expense of $0.9 million and debt discount amortization of $0.1 million. During the nine months ended September 30, 2023, other income consisted of interest income on the investment in money market funds of $0.004, and during the same period in 2022, other income consisted of a gain on the forgiveness of a PPP loan payable of $0.3 million.

Liquidity and Capital Resources

During the year ended December 31, 2022, we incurred a net loss of $5.2 million and used cash in operations of $3.6 million and had a shareholders’ deficit of $35.8 million as of December 31, 2022. As reflected in the accompanying condensed financial statements, during the nine months ended September 30, 2023, we incurred a net loss of $21.5 million and used cash in operations of $13.4 million.

During the nine months ended September 30, 2023, we closed our IPO and two Private Placements (see Note 9) and received $37.8 million of net proceeds from the offerings. At September 30, 2023, we had cash and cash equivalents on hand in the amount of $29.9 million. We also received commitments through the Private Placements for the funding of an additional $24.0 million due by November 15, 2023. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we had a shareholders’ equity of $24.0 million at September 30, 2023. In November 2023, we agreed to extend the funding deadline for $2.0 million of the remaining committed investment amounts to March 31, 2024. The investor who was obligated to fund $22.0 million of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments through the Private Placements. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us. We expect our existing cash and cash equivalents will last for at least the next 12 months.

Our ability to continue as a going concern is dependent on our attaining and maintaining profitable operations in the future and raising additional capital to meet our obligations and repay our liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and licensing income, and we expect to continue to rely on these sources of capital in the future.

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

Cash Flows

The table below summarizes our cash flow activities for the nine months ended September 30, 2023 and 2022 (in thousands):

	September 30,	September 30,
Net cash provided by (used in):	2023	2022
Operating activities	$(13,365)	$(2,053)
Investing activities	(782)	(49)
Financing activities	43,619	(1,023)
Net increase (decrease) in cash	$29,472	$(3,125)

Operating Activities

During the nine months ended September 30, 2023, we used cash from operating activities of $13.4 million, compared to $2.1 million provided during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we incurred a net loss of $21.5 million and had non-cash expenses of $9.4 million, compared to a net loss of $1.7 million and non-cash expenses of $2.9 million during the nine months ended September 30, 2022. The primary non-cash expense during both periods was equity-related compensation, totaling $8.0 million and $2.4 million during the nine months ended September 30, 2023 and 2022, respectively. The net change in operating assets and liabilities during the nine months ended September 30, 2023 used cash of $1.3 million, compared to $3.3 million used during the nine months ended September 30, 2022. The primary use of cash during the nine months ended September 30, 2023 was the decrease in accounts payable and accrued expenses of $2.1 million. The primary use of cash during the nine months ended September 30, 2022 was the decrease in deferred revenue of $4.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.8 million, consisting of the purchase of property and equipment for construction-in-progress. Net cash used in investing activities for the nine months ended September 30, 2022 was $0.05 million, consisting of the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, we provided cash from financing activities of $43.6 million, compared to $1.0 million used during the nine months ended September 30, 2022. For the nine months ended September 30, 2023, cash provided by financing activities consisted of proceeds from the issuance of proceeds from notes payable - shareholders totaling $0.9 million, proceeds from the exercise of stock options of $1.3 million, proceeds from the exercise of stock warrants of $2.7 million, and gross proceeds from the sale of common stock related to our IPO and the Private Placements totaling $39.6 million, excluding offering costs paid by us. Net cash used in financing activities during the nine months ended September 30, 2023 related to the repayment of notes payable - shareholders totaling $0.7 million and the payment of deferred offering costs of $0.3 million.

Net cash provided by financing activities during the nine months ended September 30, 2022 consisted of proceeds from the exercise of stock warrants of $0.1 million, while cash used in financing activities for the nine months ended September 30, 2022 was $0.1 million related to the repayment of convertible notes payable-shareholders and $1.0 million for the payment of deferred offering costs.

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

Common Stock Issued for Cash Upon Closing of the Company’s Private Placements

On May 12, 2023, we entered into a securities purchase agreement (the “PIPE 1 SPA”) with certain investors (the “PIPE 1 Purchasers”), pursuant to which we agreed to sell and issue 1,665,213 shares of our common stock in a private placement transaction (the “First Private Placement”). The purchase price per share of common stock was $20.00 per share. The initial closing of the First Private Placement occurred in May 2023 (the “PIPE 1 Initial Closing”) subject to customary closing conditions. The total gross proceeds to us at the PIPE 1 Initial Closing from the First Private Placement are expected to be approximately $33.3 million, including $1.5 million from the cancellation of certain of our bridge loans and accrued interest. Two of the PIPE 1 Purchasers were contractually obligated to fund up to $17.5 million of such PIPE 1 Purchasers’ investment amounts following the PIPE 1 Initial Closing but no later than November 15, 2023. During the nine months ended September 30, 2023, we received $6.0 million of the committed amount of $17.5 million. As of September 30, 2023, we had sold 1,017,079 shares of our common stock under the PIPE 1 SPA resulting in gross and net proceeds to us of $20.3 million and $19.8 million, respectively.

On June 9, 2023, we entered into another securities purchase agreement (the “PIPE 2 SPA”, and, together with the PIPE 1 SPA, the “Purchase Agreements”) with certain investors (the “PIPE 2 Purchasers”), pursuant to which we agreed to sell and issue 900,000 shares of our common stock in a private placement transaction (the “Second Private Placement”, and, together with the First Private Placement, the “Private Placements”). The purchase price per share of Common Stock was $20.00 per share. The initial closing of this Second Private Placement occurred in June 2023 (the “PIPE 2 Initial Closing”), subject to customary closing conditions. The total gross proceeds to us from the Second Private Placement are expected to be approximately $18.0 million. One of the PIPE 2 Purchasers was contractually obligated to fund up to $12.5 million of such PIPE 2 Purchaser’s investment amounts following the PIPE 2 Initial Closing, but no later than November 15, 2023. As of September 30, 2023, we had sold 275,000 shares of our common stock under the PIPE 2 SPA resulting in gross and net proceeds to us of $5.5 million and $5.3 million, respectively.

As of September 30, 2023, we sold 1,292,079 shares of our common stock under the Purchase Agreements resulting in the total gross and net proceeds to us from the First Private Placement and the Second Private Placement of $25.8 million and $25.1 million, respectively. As of that same date, we had received $6.0 million of the $30.0 million in aggregate committed investment amounts to be funded following the PIPE 1 Initial Closing and PIPE 2 Initial Closing. In November 2023, we agreed to extend the funding deadline for $2.0 million of the remaining aggregate investment amounts to March 31, 2024. The investor who was obligated to fund $22.0 million of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments under the Purchase Agreements. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us. We expect our existing cash and cash equivalents will last for at least the next 12 months.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

●	the costs of conducting preclinical studies and clinical trials;

●	the costs of manufacturing;

●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;

●	the costs, timing, and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

●	our headcount growth and associated costs as we expand our business operations and research and development activities; and

●	the costs of operating as a public company; and

●	the impact of geopolitical and macroeconomic events, including future bank failures, increased geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on U.S. and global economic conditions that may affect our ability to access capital on acceptable terms, if at all.

We expect our existing cash and cash equivalents will last for at least the next 12 months. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

If we raise funds through potential collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds also may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic events such as actual or anticipated changes in interest rates and economic inflation, current and future bank failures, global pandemics, geopolitical tensions between the U.S. and China and the impact of the Russia/Ukraine conflict and the Israel-Hamas war. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Determination of the Fair Value of Equity-Based Awards

We estimate the fair value of stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Due to the lack of sufficient company-specific historical and implied volatility data, we base the estimate of expected stock price volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, we utilize the contractual term. The risk- free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero, as we have never paid dividends and do not have current plans to pay any dividends on our common stock. We determine the fair value of restricted common stock awards based on the fair value of our common stock on the date of grant.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2023 and 2022, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

Quantitative and Qualitative Disclosures about Market Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2023 or 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2023, we were involved in one pending litigation. Although the results of legal proceedings could not be predicted with certainty as of that date, we did not believe that there was a reasonable possibility that the final outcome of this matter would have a material adverse effect on our business or financial results.

Subsequently, on October 27, 2023, the Los Angeles County Superior Court granted the Company’s motion for summary judgment on all outstanding claims with prejudice. On November 6, 2023, the court issued an order and final judgment confirming its ruling.

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

Item 1A. Risk Factors.

Risk Factor Summary

We face many risks and uncertainties, as more fully described in this section under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.” Some of the material risks associated with our business include the following:

●	We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.

●	We will require substantial additional financing to advance the development of our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital could force us to delay, limit, reduce or terminate our product development programs, potential commercialization efforts or other operations.

●	Our product candidates are in preclinical and clinical stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable.

●	Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

●	We currently have only one product candidate, Olvi-Vec, in clinical development. A failure of this product candidate in clinical development would adversely affect our business and may require us to discontinue development of other product candidates based on the same therapeutic approach.

●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome and stringent regulations, and delays can occur for a variety of reasons.

●	Changes in product candidate manufacturing or formulation may result in additional costs or delay.

●	If we are unable to manufacture and release any product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, any product candidates and may lose potential revenues.

●	If we fail to comply with federal and state healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, financial condition, results of operations, stock price and prospects will be materially harmed.

●	We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

●	If we are unable to obtain, maintain and protect our intellectual property rights for our technology and product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.

●	We are highly dependent on our key personnel, including our President, Chief Executive Officer and Chairman. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	Unfavorable market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, stock price and prospects.

●	Public health crises such as pandemics could materially and adversely affect our preclinical studies and clinical trials, business, financial condition and results of operations.

●	The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control, which could result in substantial losses for our stockholders.

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

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net loss was $21.5 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. As September 30, 2023, we had an accumulated deficit of $214.8 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing Olvi-Vec and our other product candidates and programs, and of conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining marketing approvals for Olvi-Vec and future product candidates we develop if clinical trials are successful;

●	the success of any future collaborations;

●	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

●	the cost and timing of establishing, equipping, and operating our current and planned manufacturing activities;

●	the cost of manufacturing Olvi-Vec and future product candidates for clinical trials in preparation for marketing approval and commercialization;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the cost, timing and outcome of seeking FDA and any other regulatory approvals for any future product candidates;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	our ability to establish and maintain healthcare coverage and adequate reimbursement for our future products, if any;

●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

●	the emergence of competing cancer therapies and other adverse market developments;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;

●	the costs associated with being a public company;

●	our need and ability to retain key management and hire scientific, technical, medical and business personnel;

●	the costs associated with expanding our facilities or building out our laboratory space; and

●	the impact of geopolitical and macroeconomic events, including future bank failures, increased geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on U.S. and global economic conditions.

Two investors from our private placements (the Private Placements) were contractually obligated to fund $30.0 million on or before November 15, 2023, of which we have received $6.0 million to date. In November 2023 we agreed to extend the funding deadline for $2.0 million of the remaining aggregate investment amounts to March 31, 2024. The investor who was obligated to fund $22.0 million of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments under the Purchase Agreements. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us. Besides the Private Placements and Newsoara’s obligation to provide clinical trial funding under our collaboration agreement with Newsoara, we do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance will enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete development of Olvi-Vec or any other product candidate. Additionally, although we have commitments from investors to fund the remaining aggregate investment amounts in connection with our Private Placements, we may not receive some or all of the committed proceeds, due to ongoing liquidity constraints or other factors. The failure to receive all or some of the committed proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

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

We began regulatory study start-up of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV followed by treatment as per the NCCN Guidelines for patients with recurrent NSCLC in the United States in the first half of 2023. Newsoara is generally obligated under our collaboration agreement to conduct this trial at its cost and expense. In November 2023, we agreed with Newsoara that Genelux would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the U.S. only, with Newsoara reimbursing Genelux for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024.

We plan to conduct this trial under our current open IND and, subject to regulatory authorization, potentially launch a multi-regional clinical trial with Newsoara in the United States and China. Newsoara initiated the Phase 1 portion of a Phase 1/2 clinical trial of Olvi-Vec in patients with recurrent SCLC in the first half of 2023, and we anticipate they will initiate further trials in recurrent NSCLC and recurrent ovarian cancer in China.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any ongoing or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize Olvi-Vec or any future product candidates, including:

●	delays or failures, which may result in clinical site closures, delays to patient enrollment, patients withdrawing prior to receiving treatment (e.g., catheter implantation failure), patients discontinuing their treatment or follow up visits or changes to trial protocols;

●	regulators or institutional review boards (IRBs), may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or contract research organizations (CROs);

●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the unsuccessful implantation of catheters used to deliver Olvi-Vec;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate, or may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;

●	third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

●	manufacturing delays;

●	we, regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, emergent drug- drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a biologically, chemically or mechanistically similar therapeutic or therapeutic candidate;

●	changes could be adopted in marketing approval policies during the development period, rendering our data insufficient to obtain marketing approval;

●	statutes or regulations could be amended, or new ones could be adopted;

●	changes could be adopted in the regulatory review process for submitted product applications;

●	the cost of clinical trials of our product candidates may be greater than we anticipate, or we may have insufficient funds for a clinical trial or product manufacture or to pay the substantial user fees required by the FDA upon the submission of a BLA or equivalent authorizations from comparable foreign regulatory authorities;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	the FDA or comparable foreign regulatory authorities may fail to approve the existing or future manufacturing processes or facilities of our company or of third-party manufacturers with which we contract for clinical and commercial supplies;

●	we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs;

●	we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs that make further study impractical or not financially prudent;

●	regulators may ultimately disagree with the design or our conduct of our preclinical studies or clinical trials, finding that they do not support product candidate approval;

●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;

●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;

●	the FDA or comparable foreign regulatory authorities may disagree with our trial design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

●	the FDA or comparable foreign regulatory authorities may disagree with our intended indications;

●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and

●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development, including, for example due to a longer-and/or-higher-than-expected response rate determination in the active comparator group or a shorter-and/or-lower-than-expected response rate determination in the experimental drug group.

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

Following FDA authorization, we began regulatory study start-up of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV followed by treatment as per the NCCN Guidelines for patients with recurrent NSCLC in the United States in the first half of 2023. Newsoara is generally obligated under our collaboration agreement to conduct this trial at its cost and expense. In November 2023, we agreed with Newsoara that Genelux would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the U.S. only, with Newsoara reimbursing Genelux for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024.

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

For example, Newsoara is generally obligated under our collaboration agreement to conduct, at its cost and expense, a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV followed by treatment as per the NCCN Guidelines for patients with recurrent NSCLC in the United States in the first half of 2023. Newsoara has also agreed to reimburse us for the costs and expenses of a contract research organization to conduct certain startup activities for the NSCLC trial in the U.S. only, but is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024. If Newsoara is unable or unwilling to provide this funding and/or reimbursement in a timely manner or at all, we would need to obtain the funding on our own and/or scale back or discontinue these clinical development activities.

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

We are aware of a number of companies developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

●	Oncolytic viral immunotherapies, including Amgen’s IMLYGIC (talimogene laherparepvec), the only FDA-approved oncolytic immunotherapy, which is approved for the local treatment of unresectable cutaneous, subcutaneous, and nodal lesions in patients with melanoma recurrent after initial surgery and is in development for several other indications, and other oncolytic viruses in development by companies such as AstraZeneca PLC, Boehringer Ingelheim, CG Oncology, Inc., Candel Therapeutics, Inc., Daiichi Sankyo Company, Limited, DNAtrix Inc., Imugene Limited, Johnson & Johnson, Merck & Co., Inc. (Merck), Oncolytics Biotech Inc., Otsuka Holdings Co. Ltd., Pfizer Inc., PsiOxus Therapeutics, Ltd., Regeneron Pharmaceuticals, Inc., Replimune Group, Inc., SillaJen, Inc. (SillaJen), Targovax USA, Transgene SA, Turnstone Biologics Corp. and Vyriad, Inc.;

●	Approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno- oncology companies focused on IL-12, such as Ziopharm Oncology Inc.;

●	Cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as Advaxis, Inc., Agenus Inc., AstraZeneca, Bavarian Nordic A/S, BioNTech SE, Genocea Biosciences, Inc., Gritstone Oncology, Inc., Heat Biologics, Inc., ImmunityBio, Inc., IMV Inc., Moderna, Inc., SOTIO a.s., Transgene SA, and VBI Vaccines Inc.;

●	Cell-based therapies, including tumor infiltrating lymphocytes (TILs) in development by Iovance Biotherapeutics, Inc. and Turnstone Biologics, Inc. and approved and in-development CAR T cell therapies, including those commercialized by BMS, Gilead Sciences Inc. and Novartis AG, T cell receptor and NK cell therapies;

●	Therapies aimed at activating innate immunity such as those targeting stimulator of interferon genes protein (STING) and toll-like receptors (TLRs) including those in development by BMS, Checkmate Pharmaceuticals Inc., Chinook Therapeutics Inc., GlaxoSmithKline plc (GSK), Idera Pharmaceuticals, Inc., Merck, Mologen AG, Nektar Therapeutics, TriSalus Life Sciences, and UroGen Pharma Inc.; and

●	Traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

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

We are also aware of other companies either marketing or focused on developing competing therapies for the treatment of ovarian cancer, including PRROC:

Currently marketed products for ovarian cancer include generic products cisplatin (manufactured by 18 companies), carboplatin (manufactured by 22 companies) and paclitaxel (manufactured by 19 companies), along with Immunogen’s Elahere, Sanofi-Aventis’s Taxotere, Celgene Corp.’s Abraxane, Esai Inc.’s Hexalen, Roche Holding AG’s (Roche) Xeloda, Roche/Genentech, Inc.’s Avastin, Baxter Healthcare’s Cytoxan and lfex, Etoposide (manufactured by 10 companies), Eli Lilly and Company’s Gemzar and Alimta, Pfizer Inc.’s Camtosar, Janssen Pharmaceutical’s Doxil, GSK’s Alkeran, Sandoz’s Topotecan, Laboratoires Pierre Fabre’s Navelbine, GSK’s Zejula, AstraZeneca’s Lynparza, and Clovis Oncology’s Rubraca.

Product candidates in registration trials or later development for PRROC include:

●	Nemvaleukin alfa, an engineered interleukin-2 by Alkermes Plc.;
●	Relacorilant, an anti-glucocorticoid, by Corcept Therapeutics Inc.; and
●	Luveltamab tazevibulin, an anti-folate receptor alpha (FolRα) antibody drug conjugate (ADC), by Sutro Biopharma.

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

For the core technology in our CHOICE platform and Olvi-Vec and our other product candidates, patents have issued and applications are pending at each of the U.S. provisional, Patent Cooperation Treaty, and national stages with, at a minimum, filings submitted to the United States, European Patent Conventions and Japan. As of September 30, 2023, our patent portfolio consisted of 19 issued U.S. patents, one pending U.S. patent application, 14 issued foreign patents, and six pending foreign patent applications, which relate generally to the composition of our current and potential future products, and their methods of use. V2ACT has one issued U.S. patent, one pending U.S. patent application and two pending non-U.S. patent applications  . Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or Olvi-Vec, V-VET1, V2ACT Immunotherapy or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (USPTO). Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

At the federal level, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA directs the Secretary of HHS to establish a Drug Price Negotiation Program (the Program) to lower prices for certain single-source prescription drugs and biologics covered under Medicare Parts B and D, based on criteria established under the IRA. Under the Program, the Secretary of HHS will publish a list of “selected drugs,” and will then negotiate maximum fair prices (MFP) with their manufacturers. Beginning in 2026, the first year of the Program, the number will be limited to 10 Part D drugs and biologics. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Part D and Part B. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95% and the potential of civil monetary penalties. Further, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first 10 drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. As another example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (CPRA) (collectively, CCPA), applies to personal information of consumers, business representatives and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and to honor certain requests of California residents related to their personal data, such as those noted below. The CCPA allows for administrative penalties for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by establishing a new California Privacy Protection Agency to implement and enforce the CPRA and adding a new right for individuals to correct their personal information. Other states have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, which took effect this year. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon which we rely. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR), and the Swiss Federal Act on Data Protection impose strict requirements for processing personal data. For example, under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR (or 17.5 million pounds sterling under the UK GDPR) or, in each case, 4% of annual global revenue, whichever is greater. Further, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

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

As of September 30, 2023, we had 22 full-time and part-time employees, including 13 employees engaged in research and development and manufacturing. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruption of clinical trials, loss of data (including data related to clinical trials) and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

While we have established physical, electronic and organizational security measures designed to safeguard and secure our systems against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information technology systems because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop or prevent customers from using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

We have generated significant NOL carryforwards and research and development tax credits (R&D credits) as a result of our incurrence of losses and our conduct of research activities since inception. As of December 31, 2022, we had federal and state NOL carryforwards of approximately $132.0 million and $100.0 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Our U.S. federal NOL carryforwards generated in taxable years beginning before January 1, 2018, can be carried forward to each of the 20 taxable years following the year of the loss. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, totaling $22.3 million, may be carried forward indefinitely, but the utilization of such U.S. federal NOLs in tax years beginning after December 31, 2020 is limited. As of December 31, 2022, we also had federal and state R&D credit carryforwards of $2.6 million and $2.0 million, respectively. Our U.S. federal R&D credit carryforwards can be carried forward 20 taxable years. If not utilized in that period, these R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, the California state R&D credits carry forward indefinitely until utilized.

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

The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in, our clinical trial for Olvi-Vec, our preclinical studies and any other future clinical development programs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	commencement or termination of collaboration, licensing or similar arrangements for our development programs;

●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	failure or discontinuation of any of our development programs;

●	our ability to commercialize Olvi-Vec and our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	our partners’ and collaborators’ ability to successfully commercialize their licensed product candidates;

●	developments or setbacks related to drugs that are co-administered with any of our product candidates, such as cellular and targeted therapies;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to the development of Olvi-Vec and any other product candidate we may develop;

●	changes in the competitive landscape in our industry, including results of clinical trials of existing and potential future products that compete with Olvi-Vec and our other product candidates;

●	our ability to adequately support future growth;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	future accounting pronouncements or changes in our accounting policies;

●	announcements or expectations of additional financing efforts by us;

●	sales of our common stock by us, our insiders or other stockholders;

●	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including bank failures, global pandemics, the Russia/Ukraine conflict or the Israel-Hamas war; and

●	investors’ general perception of us and our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

The lock-up agreements pertaining to our IPO expired on July 24, 2023. Upon the expiration of the lock-up agreements, up to 25,855,511 shares of common stock became eligible for sale in the public market, of which 7,910,426 shares were held by directors, executive officers, and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the Securities Act). In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our 2022 Plan and the Inducement Plan , we are authorized to grant equity awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2022 Plan will automatically increase on January 1 of each year, beginning on January 1, 2024 and continuing through and including January 1, 2032, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 through January 1, 2032, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a breach of fiduciary duty;

●	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and

●	any action asserting a claim against us that is governed by the internal affairs doctrine.

This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act, and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

In August 2023, a warrant holder exercised their warrant to purchase 2,381 shares of common stock at an exercise price of $10.50 per share. Pursuant to this exercise, the warrant holder received 11,666 shares of our common stock.

In September 2023, several warrant holders exercised their warrants to purchase a total of 136,274 shares of common stock at an exercise price of $9.00 per share. Pursuant to this exercise, the warrant holders received 136,274 shares of our common stock.

In September 2023, several warrant holders exercised their warrants to purchase a total of 29,985 shares of common stock at an exercise price of $10.50 per share. Pursuant to this exercise, the warrant holders received 29,985 shares of our common stock.

In September 2023, a warrant holder completed a cashless exercise of a warrant to purchase 14,067 shares of common stock at an exercise price of $6.00 per share. Pursuant to this exercise, the warrant holder received 10,579 shares of our common stock.

In October 2023, a warrant holder completed a cashless exercise of their warrant to purchase 3,120 shares of common stock at an exercise price of $6.00 per share. Pursuant to this exercise, the warrant holder received 2,351 shares of our common stock.

In October 2023, a warrant holder completed a cashless exercise of their warrant to purchase 146,641 shares of common stock at an exercise price of $10.50 per share. Pursuant to this exercise, the warrant holder received 70,265 shares of our common stock.

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

As of September 30, 2023, we have used all of the net proceeds from our IPO, primarily to satisfy outstanding accounts payable and working capital. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus that forms a part of the Registration Statement filed by us with the SEC pursuant to Rule 424(b) on January 26, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-265828), filed with the Commission on August 29, 2022).

4.2	Investors’ Rights Agreement, by and among the Registrant and AbbVie, Inc. and Aladar Szalay, Ph.D., dated January 2010 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-265828), filed with the Commission on June 24, 2022).

4.3	Form of Warrant to Purchase Common Stock issued to WDC Fund I, dated September 2020 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-265828), filed with the Commission on June 24, 2022).

4.4	Agreement/Promissory Note, by and among the registrant and Jillian and Curtis Helmer, dated April 2016, as amended (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-265828), filed with the Commission on June 24, 2022).

4.5	Form of Umbrella Agreement Regarding Family Investments (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-265828), filed with the Commission on June 24, 2022).

4.6	Form of Convertible Note Purchase Agreement under the Umbrella Agreement (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-265828), filed with the Commission on June 24, 2022).

4.7	Form of Representative’s Warrant (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-265828), filed with the Commission on September 19, 2022).

4.8	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.9	Amendment to 2022 Unsecured Promissory Notes, by and among the Registrant and Existing Noteholders dated February 28, 2023 (incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.10	Letter Agreement Amending the Umbrella Agreements, by and among the Registrant and Existing Noteholders dated April 4, 2023 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.11	Form of Warrant to Purchase Common Stock issued on July 28, 2023 in connection with Converted Convertible Notes Payable (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

4.12	Form of Warrant to Purchase Common Stock issued on August 1, 2023 in connection with Converted Convertible Notes Payable (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

10.1*	Executive Employment Offer Letter, by and between the Registrant and Lourie Zak, dated August 25, 2023.

10.2*	Genelux Corporation 2023 Inducement Plan.

10.3*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Executive Officers under the Genelux Corporation 2023 Inducement Plan.

10.4*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Non-Executives under the Genelux Corporation 2023 Inducement Plan.

10.5*	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Executive Officers under the Genelux Corporation 2023 Inducement Plan.

10.6*	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Non-Executives under the Genelux Corporation 2023 Inducement Plan.

10.7*	Genelux Corporation Non-Employee Director Compensation Policy, as amended.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.

101.INS**	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

Date: November 14, 2023

GENELUX CORPORATION

By:	/s/ Thomas Zindrick, J.D.
Thomas Zindrick, J.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Lourie Zak
Lourie Zak
Chief Financial Officer
(Principal Financial and Accounting Officer)

