Form 10-K
period 2023-12-31
GENELUX Corp
filed 2024-03-29
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-41599

GENELUX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0583529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐	☐	☒	☒
Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☒
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $671.3 million, based on the closing price of the registrant’s Common Stock on June 30, 2023.

There were 26,865,473 shares of Common Stock outstanding as of March 26, 2024.

GENELUX CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2023

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

ii

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

iii

PART I

Item 1. Business

OVERVIEW

Genelux is a late clinical-stage biopharmaceutical company focused on developing a pipeline of next-generation oncolytic viral immunotherapies for patients suffering from aggressive and/or difficult-to-treat solid tumor types. Our clinical and preclinical product candidates are intended to selectively kill tumor cells and induce a robust immune response against a patient’s tumor neoantigens. Importantly, our oncolytic immunotherapy product candidates are “off-the-shelf” personalized immunotherapies. In other words, while we administer the same virus product to different patients, the cellular immune response generated is expected to be specific to the unique neoantigens in that patient. Our product candidate, Olvi-Vec (olvimulogene nanivacirepvec), is a proprietary, modified strain of the vaccinia virus (VACV), a stable DNA virus with a large engineering capacity.

Employing our proprietary selection technology and discovery and development platform (CHOICE), we have developed an extensive library of isolated and engineered oncolytic VACV immunotherapeutic product candidates. These provide potential utility in multiple tumor types in both the monotherapy and combination therapy settings, via physician-preferred administration techniques, including regional (e.g., intraperitoneal), local and systemic (e.g., intravenous) delivery routes. Informed by our CHOICE platform and supported by extensive clinical and preclinical data, we believe we have the capacity to develop a pipeline of treatment options to address high unmet medical needs for those patients with insignificant or unsatisfactory responses to standard-of-care therapies, including chemotherapies.

In September 2021, we entered into a License Agreement (the Newsoara License) with Newsoara BioPharma Co. Ltd. (Newsoara) pursuant to which we granted Newsoara an exclusive license to research, develop, commercialize or exploit Olvi-Vec in China, which includes mainland China, Taiwan, Hong Kong and Macau, for all human diagnostic, prophylactic and therapeutic uses (the Newsoara Field). The Newsoara License is discussed in more detail in the Terms of Certain License Agreements section below.

In January 2019, we formed V2ACT Therapeutics, LLC (V2ACT), a joint venture with TVAX Biomedical Inc. (TVAX), for the purpose of V2ACT developing and commercializing a product candidate, V2ACT Immunotherapy, that combines an oncolytic virus (e.g., Olvi-Vec) and neoantigen-primed adoptive cell therapy (NACT) for cancer. The V2ACT joint venture agreement and associated license agreements are discussed in more detail in the Terms of Certain License Agreements section below.

We have a facility in San Diego, California for current Good Manufacturing Practice (cGMP) manufacturing. Our facility is producing cGMP material that we intend to use in our subsequent clinical trials of Olvi-Vec and for the initial commercial launch of Olvi-Vec, if approved. We recently leased a second building in the same location which, when upgrades are completed, will provide laboratory capabilities and administrative offices.

PIPELINE

Our pipeline is summarized below:

OUR STRATEGY

Our strategy is to leverage our deep internal capabilities in the clinical development of oncolytic viruses to create a leading immunotherapy company, discovering, developing and commercializing next-generation products for the treatment of a broad range of cancers, including solid tumors, many of which are among the most difficult cancers to treat. We are focused on the execution and success of our clinical programs and, over time, on building our organization into a fully-integrated therapeutics company. Key elements of our strategy include:

●	Advance our lead product candidate, Olvi-Vec, through a late-stage clinical development program focused on platinum re-sensitization, and seek regulatory approval. Our Phase 3 registration trial of Olvi-Vec in platinum resistant/refractory ovarian cancer (PRROC) initiated enrollment in the third quarter of 2022 and we began regulatory study start-up in the United States of a Phase 2, open-label, randomized, and controlled clinical trial of Olvi-Vec in patients with recurrent non-small cell lung cancer (NSCLC) (VIRO-25) in 2023.

●	Support the clinical and commercial development of Olvi-Vec with our strategic partner, Newsoara, advise and coordinate the design and initiation of clinical trials in China and provide product supply and technology transfer. Our Phase 1b/2 clinical trial in patients with recurrent small cell lung cancer (SCLC) in China is ongoing. Upon successful completion, Newsoara intends to seek approval from the Chinese Centre for Drug Evaluation to join us in the VIRO-25 clinical trial and initiate further trials in SCLC and ovarian cancer.

●	Prepare for US Launch in Ovarian Cancer. As Genelux’ clinical trial program progresses and diversifies, the company intends to expand its preliminary commercial strategy initiatives and support corporate development efforts.

●	Broaden and strengthen our internal manufacturing capabilities, utilizing our in-house manufacturing facility. We have strong in-house pharmaceutical development and manufacturing capabilities and have established, equipped and are operating our own cGMP manufacturing facility in San Diego, California for multi-product cGMP manufacturing.

●	Leverage our CHOICE discovery platform to build a portfolio of oncology product candidates that target a range of immune mechanisms and progress these product candidates into clinical development. We are positioned to strengthen our leadership in the oncolytic viral immunotherapy field by leveraging the VACV clinical candidates generated by our CHOICE platform.

●	Seek additional development and commercial collaborations for Olvi-Vec and our other human therapeutic product candidates, while retaining economic and commercial rights in key geographic areas. We intend to retain rights in the United States for our product candidates and to develop an oncology-focused commercial organization of internal and/or contract resources. When economically attractive, we intend to accelerate development and commercialization of, and patient access to, our product candidates by pursuing strategic partnerships with leading biopharmaceutical companies in those geographic areas where we are unlikely to pursue development and commercialization on our own.

THE GENELUX APPROACH

Oncolytic VACV

Olvi-Vec utilizes VACV as the backbone of our proprietary CHOICE discovery platform. VACV is a member of the Orthopoxvirus genus and contains a single linear DNA genome.

Our proprietary CHOICE discovery platform is designed to allow us to develop new product candidates rapidly from conception through the initiation of clinical trials. The discovery platform is based on our collection of various strains of VACV based on multiple selection criteria, both in vitro (e.g., viral replication rate, plaque size, transgene expression efficiency, etc.) and in vivo (e.g., viral titer, antitumor activities, safety, etc.).

We have generated an extensive portfolio of oncolytic vaccinia immunotherapy clinical candidates, of which, Olvi-Vec is the furthest along in clinical development. In addition to Olvi-Vec, we have over 500 different versions of the VACV armed with greater than 110 transgenes, having a variety of engineered attributes, including immune modulatory and tumor cell killing properties.

Our oncolytic immunotherapy product candidates are intended to selectively kill tumor cells and induce a robust immune response against a patient’s tumor neoantigens. Importantly, these product candidates are “off-the-shelf” personalized immunotherapies. In other words, while we administer the same virus product to different patients, the cellular immune response generated is expected to be specific to the unique neoantigens in that patient.

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

We are developing Olvi-Vec for the treatment of multiple cancers based on the results of preclinical studies that suggest Olvi-Vec has the potential to infect and directly kill a wide range of tumor cell types in vitro and in vivo and produce an anti-tumor immune response. To date, Olvi-Vec has been studied in multiple early- and mid-phase clinical trials via regional, local and systemic deliveries, as a monotherapy and in combination with other therapies, in approximately 150 patients in seven clinical trials with a variety of cancer types. Those clinical trials have yielded data that has informed our current and future clinical strategy and trial design involving multiple indications and methods of delivery.

In our clinical trials, irrespective of the route of administration, dosing regimen or cancer type, Olvi-Vec was:

●	Observed to be well tolerated, and whether administered in a single dose or multiple doses per cycle, no MTD was reached in any of the trials and there were no significant issues with virus shedding into the environment;

●	Shown to infect and selectively kill tumor cells, initiate an anti-tumoral response and modulate the tumor microenvironment, including re-sensitizing certain tumors to chemotherapy; and

●	Shown to enhance chemotherapeutic activities in a combination therapy setting.

In addition, in clinical trials in which Olvi-Vec was systemically administered, Olvi-Vec was:

●	Shown to likely overcome pre-existing anti-vaccinia antibody levels by high and condensed dosing;

●	Detectable in the active state as live virus in blood circulation even at two hours after infusion, which we believe is ample time for the virus to reach distal metastases; and

●	Capable of infecting tumor tissues and reducing circulating tumor cells.

Mechanism of Action

Olvi-Vec is a robust immune modulator that selectively replicates in tumor cells, unleashing the body’s immune system to mount a personalized attack against cancer cells throughout the body. Olvi-Vec is believed to accomplish this by the following processes:

●	Viral replication ultimately causes tumor cell necrosis (oncolysis) and release of mature viral particles into the tumor. These newly released viral particles repeat the process by infecting and killing neighboring tumor cells. The oncolytic process can also cause bystander tumor cell killing and viral-changes in tumor-associated vasculature;

●	Infection enhances the neoantigen presentation and stimulates a tumor-specific immune response which results in the body’s immune system attacking and killing tumor cells; and

●	Infection converts the tumor microenvironment from immunosuppressive (cold state) to immunoreactive (hot state).

The following diagram sets forth Olvi-Vec’s proposed mechanism of action.

DEVELOPMENT PROGRAMS

Platinum Resistant/Refractory Ovarian Cancer (PRROC)

We envision that Olvi-Vec-primed immunochemotherapy may overcome chemotherapy resistance for patients with end-stage ovarian cancer that would otherwise consider palliative care or use of drugs with historically poor response rates. We initiated a Phase 3 registration trial in PRROC in the third quarter of 2022. The trial is an open-label, randomized control design (2:1 randomization), enrolling patients who are platinum resistant/refractory by standard definitions and received their last platinum within 24 months from enrollment. The trial was designed to address a broad and underserved pool of patients and the inclusion criteria allows patients to enroll regardless of (i) tumor biomarkers, (ii) platinum refractory tumors, or (iii) number of prior lines of treatments (i.e., no cap on previous treatments)

The experimental arm patients will receive a single cycle (two doses) of Olvi-Vec administered intraperitoneally and, approximately four weeks later, a regimen of a platinum-based doublet plus bevacizumab followed by maintenance therapy. The active comparator arm patients will receive a regimen of single agent chemotherapy with optional platinum, plus bevacizumab followed by maintenance therapy. We recently amended the protocol with respect to certain design criteria and expect to begin enrolling patients upon receipt of institutional review board (IRB) approvals. The enrollment will be approximately 186 patients. We expect to report topline results in the second half of 2025.

The following graphic summarizes the study design for the Phase 3 registration trial.

Previously, we conducted a Phase 1b/2 clinical trial of Olvi-Vec, which was administered intraperitoneally in a single round of treatment consisting of a bolus infusion on two consecutive days. In the Phase 1b portion of the clinical trial, patients were treated with Olvi-Vec alone, in three dose escalation cohorts. In the Phase 2 portion of the clinical trial, we implemented a cohort designed to treat patients with Olvi-Vec, at the dose of the first cohort in the Phase 1b portion, and approximately six weeks thereafter, patients were administered a chemotherapy regimen consisting of a platinum-based doublet (+/- bevacizumab). Patients enrolled into the trial were heavily pretreated (with a median of four prior lines of therapy), with confirmed progressive disease (PD) at the time of enrollment, and had PRROC, with poor responses to conventional chemotherapies. The topline data of the Phase 2 portion was published in JAMA Oncology in May 2023

In the Phase 1b portion of the clinical trial, no virus- related severe organ toxicity was observed by clinical or serologic parameters and a maximum tolerated dose (MTD) was not reached. Olvi-Vec treatment was observed to be well tolerated.

In the Phase 2 portion of the clinical trial, data from patients who received Olvi-Vec-primed immunochemotherapy supported that there was demonstrated responsiveness to platinum- based therapy, to which they previously were deemed resistant or refractory, leading to the hypothesis that treatment with Olvi-Vec may re-sensitize patients to platinum-based therapies. As shown in the following figure, this was documented by multiple efficacy evaluation endpoints (based on pre-chemotherapy baseline), such as overall response rate (ORR), as determined by RECIST 1.1 Criteria by CT scans and GCIG CA-125 Response Criteria, and durability of responses as determined by duration of response, progression free survival (PFS) and overall survival (OS).

Importantly, relative to historical comparisons, patients receiving Olvi-Vec-primed immunochemotherapy generally showed marked clinical benefits, particularly with respect to ORR per RECIST 1.1 (54%) with durable response, median PFS (11.0 months) and median OS (15.7 months). Historically, the expected ORR per RECIST 1.1 would be < 20%, median PFS < 3 months, and median OS < 12 months. Of note, an ORR by RECIST 1.1 of 54% and median PFS (11.4 months) were achieved in patients with platinum-refractory disease versus the historically expected ORR per RECIST 1.1 of < 20%, median PFS < 3 months; these patients progressed during, or within one month after, receiving their most recent prior platinum-based therapy.

With 13 objective responders per RECIST 1.1 out of 24 evaluable patients, the trial results exceeded the pre-defined threshold of 43%, and after our discussions with the U.S. Food and Drug Administration (FDA), supported moving into a Phase 3 trial.

The median PFS of the patients’ immediately preceding line of therapy was approximately 4.5 months versus 11.0 months achieved after treatment with Olvi-Vec.

In the following graphic, we show the results of three exemplary heavily pre-treated platinum-refractory (i.e., progression while on last platinum) patients, presenting at time of enrollment with progressive disease and projected short life expectancy. All achieved PFS exceeding any of their respective prior lines, and achieved objective partial response, suggesting meaningful clinical benefit from Olvi-Vec-primed immunochemotherapy.

The majority of patients treated with Olvi-Vec-primed immunochemotherapy showed clinical benefits exceeding their own last prior line of therapy (PFS of 11.0 months versus 4.5 months) with preserved or improved performance status. Historically, patients with recurrent ovarian cancer suffer a decrease in PFS with each subsequent line of therapy. The effectiveness of subsequent lines of therapy have been described using the “PFS Ratio,” with any ratio greater than 1.3 considered clinically meaningful. The Kaplan-Meyer survival curves in the figure below on the left show the median PFS was 4.5 months pre Olvi-Vec and 11.0 months post Olvi-Vec. The figure below on the right shows that 74% of patients are on the left of the effect line, suggesting a clinically meaningful benefit following Olvi-Vec primed immunochemotherapy relative to prior lines of therapy.

The median overall survival of patients exceeded the historical survival rates of earlier lines of therapy. Additionally, 20% of patients were long-term survivors, which is generally regarded as a hallmark of clinically beneficial immunotherapies.

Prognosis Worsens with each Successive Line			
Historical Data[1]			ELAHARE[2]
2nd line	21.1 mOS	(95% CI, 17.8-24.4)	18.7 mOS (2nd/3rd)
3rd line	12.9 mOS	(95% CI, 10.4-14.6)	
4th line	9.8 mOS	(95% CI, 7.1-12.25)	11.6 mOS
5th line	Not reported		N/A

[1]Bookman et al., Gynecol Oncol. 2017;146(1):58-63
[2]SORAYA P3 Trial Result; SGO Annual Mtg, Mar 2023

Meaningful Clinical Benefit in Heavily Pre-treated Patients VIRO-15		
5th line (med)	15.7 mOS	(95% CI, 12.3-23.8)

Durable Benefit: ~ 20% long-term survivors
(median follow-up time: 47.0 mos)

OS, proportion
1.0
0.8
0.6
0.4
0.2
0.0
0
10
20
30
40
50
60
Month
Number at risk
27 21 10 6 4 2 2

Non-Small Cell Lung Cancer (NSCLC)

We selected recurrent NSCLC as our first registration-path indication for intravenous delivery of Olvi-Vec-primed immunochemotherapy because of the promising preclinical and clinical data generated in patients with lung disease (primary or metastatic) in our prior clinical trials. We believe intravenous delivery of Olvi-Vec to the lung, unlike other viruses that are administered intra-tumorally and that are less amenable to repeat injections, is particularly compelling because of the ‘first pass effect’ (i.e., after administration the virus reaches the heart and is then first transported to the lungs). In preclinical studies, we have repeatedly observed the eradication of distal pulmonary metastases from multiple tumor types by intravenously administered Olvi-Vec. In a previous Phase 1b trial, Olvi-Vec demonstrated a dose-dependent overall survival benefit in heavily pre-treated solid tumor patients.

In the second half of 2023, we began regulatory study start-up in the United States of a Phase 2, open-label, randomized, and controlled clinical trial of Olvi-Vec in patients with recurrent NSCLC (after progression on a front-line maintenance Immune Checkpoint Inhibitor-based regimen) (VIRO-25). We expect to begin enrolling patients in VIRO-25 in the first half of 2024. VIRO-25 is expected to become a multi-regional clinical trial with Newsoara adding clinical trial sites and patients in China. Newsoara is generally obligated under our collaboration agreement to fund this trial.

Small Cell Lung Cancer (SCLC)

We co-sponsor with Newsoara an ongoing Phase 1b/2 clinical trial of Olvi-Vec in patients with recurrent small cell lung cancer that we initiated in China in April 2023. A readout of interim results in the Phase 1b portion of this trial is expected in the second half of 2024, after which we will move into the Phase 2 portion of the trial.

The following graphic summarizes the study design for the Phase 1b/2 trial.

Pancreatic Cancer

V2ACT Immunotherapy is a proprietary, indication-agnostic personalized immunotherapy designed to maximize the number and effect of cancer neoantigen-specific effector T cells within cancer tissues. It combines immunotherapeutic modalities, neoantigen-primed effector T cell immunotherapy (NACT) and oncolytic immunotherapy (initially, Olvi-Vec), each of which is supported by extensive preclinical and clinical proof-of-concept data, including Phase 1 and 2 clinical trials, in various cancer indications. We plan to develop V2ACT Immunotherapy with V2ACT, our joint venture with TVAX.

V2ACT Immunotherapy is designed to combine the benefits of agents from four of the five subcategories of immunotherapies. Neoantigen-specific adoptive T cell therapy and Olvi-Vec employ different and potentially synergistic mechanisms for cancer cell killing and prolonging patient survival.

The scientific rationale for V2ACT Immunotherapy is that adoptive transfer of cancer neoantigen- specific effector T cells has proven to be an effective treatment for multiple cancers. Reducing cancer tissue associated immunosuppression could increase the anti-cancer effects of adoptively transferred neoantigen- specific effector T cells. In addition to lysing cancer cells, Olvi-Vec induces an acute inflammatory response within cancer tissue that modulates the immune microenvironment in a way that would be anticipated to enhance the effects of adoptively transferred neoantigen-specific effector T cells.

In October 2020, V2ACT filed an investigational new drug (IND) application and upon not receiving any comments from the FDA, is ready to begin the initiation of a Phase 1b/2a clinical trial to study V2ACT Immunotherapy as a treatment for newly-diagnosed, surgically-resectable pancreatic cancer. This clinical trial is not yet scheduled to be initiated.

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

TERMS OF CERTAIN LICENSE AGREEMENTS

Newsoara Biopharma Co., Ltd. Agreement

In September 2021, we entered into the Newsoara License pursuant to which we granted Newsoara an exclusive license to research, develop, commercialize or exploit (i) any and all oncolytic viruses that are controlled by us, including Olvi-Vec but excluding V-VET1 (licensed viruses); (ii) any pharmaceutical product in final form that is comprised of or contains the licensed viruses as an active ingredient (licensed products); (iii) any virus developed by or behalf of Newsoara that (a) has a vaccinia virus backbone; (b) is not disclosed or covered by any of our patents; and (c) includes modifications (as compared to the licensed viruses) of a gene function with therapeutic intent (derived molecules); and (iv) any pharmaceutical product in final form that is comprised of or contains derived molecule as an active ingredient (derived products), in each case in China (the territory, which includes mainland China, Taiwan, Hong Kong and Macau) for the Newsoara Field. The license granted to Newsoara is royalty bearing for licensed products and royalty free for derived products. Under the Newsoara License, Newsoara also granted to us an exclusive and royalty bearing license to develop, commercialize and exploit outside the territory any derived products developed by Newsoara.

Under the terms of the Newsoara License and to date, we have received from Newsoara an aggregate of $11.0 million ($5.0 million as an upfront payment and $6.0 million as a milestone payment). Newsoara is obligated to pay us additional development and commercial milestone payments up to $160.5 million in the aggregate upon the occurrence of certain development, regulatory and commercial milestones by the licensed products, and royalties on net sales of the licensed products in the mid-single-digit to mid-teens percentage range (the Newsoara Royalty). The Newsoara Royalty term, with respect to a licensed product and each region in the territory, is the period beginning on the date of first commercial sale of such licensed product in such region and ending on the last to occur of: (a) the expiration of the last to expire patent controlled by us (including any applicable patent term extension) in such region that contains either (i) an issued valid claim that covers the licensed product (including the licensed virus contained therein, and including the composition of matter and method of making and using thereof) or (ii) a pending valid claim that covers the sequence of the licensed virus contained therein; (b) the 10th anniversary of the first commercial sale of such licensed product in such region; and (c) the expiration of all regulatory exclusivity for such licensed product in such region. If we, at our discretion, elect to develop and commercialize outside the territory any derived product developed by Newsoara, we are required to make certain milestone and royalty payments to Newsoara.

Newsoara is required to use commercially reasonable efforts to research, develop, manufacture and commercialize the licensed products in the territory in the applicable Newsoara Field and is solely responsible for all costs and expenses incurred in connection with such activities. In addition, Newsoara is required to use commercially reasonable efforts to conduct a multi-center Phase 2 clinical trial for Olvi-Vec in NSCLC using clinical sites in the United States and China and Newsoara will be responsible for funding such trial. Newsoara’s development work will be initially focused on Olvi-Vec, and Newsoara may not develop any derived product in NSCLC or PRROC until either Olvi-Vec has been approved in such indication in the territory or the development of Olvi-Vec in such indication has been abandoned by the parties. In addition, Newsoara is responsible for reimbursing us for all expenses related to the VIRO-25 clinical trial.

Unless earlier terminated, the Newsoara License shall remain in effect, on a country-by-country basis, until the expiration of the Newsoara Royalty term. Newsoara has the right to terminate the Newsoara License for convenience with advance written notice. Each party has the right to terminate the Newsoara License for the uncured material breach of the other party or in the case of bankruptcy of the other party. In addition, we may terminate the Newsoara License immediately upon prior written notice to Newsoara, if they challenge any of the licensed patents.

In November 2022, we entered into a Clinical Supply Agreement with Newsoara to manufacture and supply Olvi-Vec for Newsoara’s clinical trials in Greater China (i.e., Mainland China, Hong Kong, Macau and Taiwan). We are responsible for supplying Olvi-Vec at our costs of manufacturing. In February 2023, upon the initiation of Newsoara’s Phase 1 trial, we entered into a Pharmacovigilence Agreement with Newsoara.

V2ACT Joint Venture

In January 2019, we formed V2ACT as a joint venture with TVAX for the purpose of V2ACT developing and commercializing V2ACT Immunotherapy. The joint venture is governed by an Amended and Restated Limited Liability Company Agreement entered into in June 2021 which provides each of us and TVAX with 50% ownership interests, identical voting and management rights and responsibilities, equal representation on the governing four-member management committee, and equal sharing of profits and losses of V2ACT.

In June 2021, we entered into a License Agreement with V2ACT (V2ACT License), pursuant to which we granted V2ACT a worldwide, non-exclusive, fully paid, royalty free license for our proprietary oncolytic virus (Licensed Virus(es)) to research, develop and commercialize any product, procedure or method for the treatment of cancer that combines (a) Licensed Virus(es), and (b) autologous or allogeneic cancer-specific T lymphocytes (T-Cell Therapeutic(s)) for the diagnosis, prevention and treatment of cancer in humans (Products). V2ACT is solely responsible, by itself or through its sublicensees, for all research, development, manufacturing and commercialization activities with respect to Products in the applicable field. V2ACT is required to use commercially reasonable efforts to research, develop, manufacture and commercialize Products in the applicable field and is solely responsible for all costs and expenses incurred in connection with such activities. We have the sole right and discretion to prepare, file, prosecute, maintain, enforce and defend the licensed patents at our cost and expense. V2ACT has the right to terminate the V2ACT License for convenience with advance written notice. Each party has the right to terminate the V2ACT License for the uncured material breach of the other party or in the case of bankruptcy of the other party. In addition, we may terminate the V2ACT License immediately upon prior written notice to V2ACT, if they challenge any of the licensed patents. On September 26, 2021, we and V2ACT entered into a First Amendment to the License Agreement, whereby the territory was defined as worldwide except for Greater China (i.e., Mainland China, Hong Kong, Macau and Taiwan).

In June 2021, TVAX entered into a License Agreement with V2ACT (TVAX License), pursuant to which TVAX granted V2ACT a worldwide, non-exclusive, fully paid, royalty free license for its proprietary T-Cell Therapeutics (Licensed T-Cell Therapeutic(s)) to research, develop and commercialize any product, procedure or method for the treatment of cancer that combines (a) any virus-based cancer therapeutics, and (b) Licensed T-Cell Therapeutic(s) for the diagnosis, prevention and treatment of cancer in humans (TVAX Products). In addition, TVAX granted V2ACT an exclusive (even as to TVAX and its affiliates), a fully paid, royalty free license under certain patents related to the use of virus and cell therapies in combination to research, develop and commercialize TVAX Products in the applicable field. V2ACT is solely responsible, by itself or through its sublicensees, for all research, development, manufacturing and commercialization activities with respect to TVAX Products in the applicable field. V2ACT is required to use commercially reasonable efforts to research, develop, manufacture and commercialize TVAX Products in the applicable field and is solely responsible for all costs and expenses incurred in connection with such activities. V2ACT has the right to terminate the TVAX License for convenience with advance written notice. Each party has the right to terminate the TVAX License for the uncured material breach of the other party or in the case of bankruptcy of the other party. In addition, TVAX may terminate the TVAX License immediately upon prior written notice to V2ACT, if they challenge any of the licensed patents. On September 26, 2021, V2ACT and TVAX entered into a First Amendment to the License Agreement, whereby the territory was defined as worldwide except for Greater China (i.e., Mainland China, Hong Kong, Macau and Taiwan).

OPERATIONS

Manufacturing and Distribution

We leased a 7,569 square-foot building in San Diego, California where we have established and equipped our own manufacturing facility in order to secure supplies for clinical trials and commercial launch. The facility includes laboratories, production cleanrooms, and installed equipment, to accept and prepare raw materials, and produce drug substance and drug product in accordance with cGMPs and all other applicable laws and regulations.

We recently leased a 6,755 square-foot building in the same location which, when upgrades are completed, will provide laboratory capabilities and administrative offices.

We maintain agreements with our raw material and component suppliers, as well as with contract laboratories to provide services such as analytical development and validation, raw material testing, release testing of drug substance and drug product and stability testing. We also contract with a third party for the labeling, packaging and distribution of our clinical material and we expect to do so in the future for commercial Olvi-Vec product, assuming it receives regulatory approval. We do not have long-term supply arrangements in place with our raw material and component suppliers.

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

INTELLECTUAL PROPERTY

Our success depends upon protecting and enhancing our proprietary technologies, inventions and improvements that we believe are important to our business, and we strive to and intend to seek, maintain and defend intellectual property rights, whether developed internally or licensed from third parties. We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.

Patents

The U.S. patent system permits the filing of provisional and non-provisional patent applications. A provisional patent application is not examined for patentability by the U.S. Patent and Trademark Office (USPTO), and automatically expires 12 months after its filing date. As a result, a provisional patent application cannot mature into an issued patent. Provisional patent applications are often used, among other things, to establish an early effective filing date for a later-filed non-provisional patent application. A non-provisional patent application is examined by the USPTO and can mature into a patent once the USPTO determines that the claimed invention meets the standards of patentability.

Individual patents extend for varying periods of time depending on the date of filing of the patent application, the priority date claimed, and the legal term of patents as determined by the applicable law in the countries in which those patents are obtained. Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period; however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. Additionally, patent term adjustments can extend the term to account for certain delays by the USPTO during prosecution before that office. The duration of non-U.S. patents varies in accordance with provisions of applicable local law, but typically, the life of a non-U.S. patent is 20 years from the earliest international filing date, not inclusive of any patent term extension that may be available. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

National and international patent laws concerning protein-based biologics such as our products remain highly unsettled. No consistent policy regarding the patent eligibility or the breadth of claims allowed in patents in this field has emerged to date among the United States, Europe or other countries. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries can diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted in our patents or in third party patents. The biotechnology and pharmaceutical industries are characterized by extensive intellectual property litigation. Our ability to maintain and solidify our proprietary position for our product candidates and technology will depend on our success in obtaining effective claims for our patents and enforcing those claims once a patent is granted. We do not know whether any of our patent applications will result in the issuance of any patents. Our issued patents may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of any drug we may develop from our product candidates, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

As of December 31, 2023, our patent portfolio consisted of 19 issued U.S. patents, one pending U.S. patent application, 14 issued foreign patents, six pending foreign patent applications and one PCT application, which relate generally to the composition of our current and potential future products, and their methods of use.

Trade Secrets

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

“Genelux” is the subject of issued trademark registrations in the European Union, the United Kingdom, China and in several other countries.

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

Competition in cancer therapeutics comes in many forms, where different technologies are employed against different molecular targets or biological systems. We are aware of a number of companies developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

●	Oncolytic viral immunotherapies, including Amgen’s IMLYGIC (talimogene laherparepvec), the only FDA-approved oncolytic immunotherapy, which is approved for the local treatment of unresectable cutaneous, subcutaneous, and nodal lesions in patients with melanoma recurrent after initial surgery and is in development for several other indications, and other oncolytic viruses in development by companies such as AstraZeneca PLC (AstraZeneca), Boehringer Ingelheim, CG Oncology, Inc., Candel Therapeutics, Inc., Daiichi Sankyo Company, Limited, DNAtrix Inc., Imugene Limited, Johnson & Johnson, Merck & Co., Inc. (Merck), Oncolytics Biotech Inc., Otsuka Holdings Co. Ltd., Pfizer Inc., PsiOxus Therapeutics, Ltd., Regeneron Pharmaceuticals, Inc., Replimune Group, Inc., SillaJen, Inc. (SillaJen), Targovax USA, Theriva Biologics, Inc., Transgene SA, Turnstone Biologics Corp. and Vyriad, Inc.;

●	Approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno-oncology companies focused on IL-12, such as Ziopharm Oncology Inc.;

●	Cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as Advaxis, Inc., Agenus Inc., AstraZeneca, Bavarian Nordic A/S, BioNTech SE, Genocea Biosciences, Inc., Gritstone Oncology, Inc., Heat Biologics, Inc., ImmunityBio, Inc., IMV Inc., Moderna, Inc., SOTIO a.s., Transgene SA, and VBI Vaccines Inc.;

●	Cell-based therapies, including TILs in development by Iovance Biotherapeutics, Inc., TVax Biomedical, Inc. and Turnstone Biologics, Inc. and approved and in-development CAR T cell therapies, including those commercialized by Bristol-Myers Squibb Company (BMS), Gilead Sciences Inc. and Novartis AG, T cell receptor and NK cell therapies;

●	Therapies aimed at activating innate immunity such as those targeting stimulator of interferon genes protein and toll-like receptors including those in development by BMS, Checkmate Pharmaceuticals Inc., Chinook Therapeutics Inc., GlaxoSmithKline plc (GSK), Idera Pharmaceuticals, Inc., Merck, Mologen AG, Nektar Therapeutics, TriSalus Life Sciences, and UroGen Pharma Inc.; and

●	Traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

These technologies and compounds can focus on very specific targets, such as up-and down-regulating genes, hyperactive protective factors, growth factors, and the immune system or broadly attack the cancer in the manner of conventional chemotherapy and radiation. We believe that our product candidates, if and when marketed, would largely complement rather than compete directly with these existing treatment options.

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

PRROC

We are also aware of other companies either marketing or focused on developing competing therapies for the treatment of ovarian cancer, including PRROC:

●	Currently marketed products for ovarian cancer include generic products cisplatin (manufactured by 18 companies), carboplatin (manufactured by 22 companies) and paclitaxel (manufactured by 19 companies), along with the following brand products (and generic manufacturers): AbbVie’s ELAHERE, Sanofi-Aventis’s TAXOTERE (17 manufacturers), Celgene Corp.’s ABRAXANE (one manufacturer), Esai Inc.’s HEXALEN, Roche Holding AG’s (Roche) XELODA, Roche/Genentech, Inc.’s AVASTIN (four manufacturers), Baxter Healthcare’s CYTOXAN and LFEX, Etoposide (10 manufacturers), Eli Lilly and Company’s GEMZAR (15 manufacturers) and ALIMTA (14 manufacturers), Pfizer Inc.’s CAMPTOSAR (19 manufacturers), Janssen Pharmaceutical’s DOXIL (one manufacturer), Aspen Pharmacare’s ALKERAN, Meitheal Pharmaceuticals’s TOPOTECAN, Laboratoires Pierre Fabre’s NAVELBINE (four manufacturers), GSK’s ZEJULA, AstraZeneca’s LYNPARZA, and Clovis Oncology’s RUBRACA.

●	Product candidates in registration trials or later development for PRROC include:

○	Nemvaleukin alfa, an engineered interleukin-2, by Mural Oncology;

○	Relacorilant, an anti-glucocorticoid, by Corcept Therapeutics Inc.; and

○	Luveltamab tazevibulin, an anti-folate receptor alpha (FolRα) antibody drug conjugate (ADC), by Sutro Biopharma.

NSCLC

We are also aware of other companies either marketing or focused on developing competing therapies for the treatment of NSCLC, which generally fall into the following treatment groups:

●	Chemotherapies which include carboplatin, vinorelbine tartrate, paclitaxel, taxotere, and doxorubicin hydrochloride, each of which is manufactured by multiple companies, along with Celgene’s ABRAXANE, Eli Lilly’s GEMZAR and Eli Lilly’s ALIMTA.

●	BRAF (v-Raf murine sarcoma viral oncogene homolog B) kinase inhibitors which include Novartis’s TAFINLAR and Novartis’s MEKINIST.

●	ALK (anaplastic lymphoma kinase) inhibitors which include Pfizer’s XALKORI, Novartis’s ZYKADIA, Genentech’s ALECENSA, Takeda Pharmaceutical Company’s ALUNBRIG and Pfizer’s LORBRENA.

●	EGFR (epidermal growth factor receptor) inhibitors which include AstraZeneca’s TAGRISSO, AstraZeneca/Teva Pharmaceutical Industries Ltd.’s IRESSA, Astellas Pharma Inc./Chugai Pharmaceutical Inc./Roche/Genentech’s TARCEVA, Boehringer Ingelheim Pharmaceutical’s GILOTRIF, Pfizer’s VIZIMPRO and Eli Lilly’s PORTRAZZA.

●	TRK (tropomyosin receptor kinase) inhibitors which include Genentech’s ROZLYTREK, Bayer AG’s VITRAKVI and Novartis’s TABRECTA.

●	RET (rearranged during transfection) kinase inhibitors which include Eli Lilly’s RETEVMO and Blueprint Medicines/Roche’s GAVRETO.

●	Anti-angiogenesis medications which include Genentech’s Avastin and Amgen Inc.’s MVASI (in combination with cisplatin and paclitaxel) and Eli Lilly’s CYRAMZA (in combination with docetaxel and erlotinib).

Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization of NSCLC therapies.

GOVERNMENT REGULATION AND PRODUCT APPROVAL

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (FDCA), the Public Health Service Act (PHSA), and regulations and guidance documents implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Consent from the FDA is required before conducting human clinical testing of biological products. FDA licensure also must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Biological Products Development Process

Any biologic product must be licensed by the FDA before it may be legally marketed in the United States. The process required by the FDA before a biologic product candidate may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests and in vivo studies in accordance with the FDA’s Good Laboratory Practice (GLP) regulations and applicable requirements for the humane use of laboratory animals and/or other applicable regulations;

●	Submission to the FDA of an IND application, which allows human clinical trials to begin unless the FDA objects within 30 calendar days;

●	Approval by an independent IRB, reviewing each clinical site before each clinical trial may be initiated; Institutional Biosafety Committee (IBC) approval is also required for viral products

●	Performance of adequate and well-controlled human clinical trials according to the FDA’s Good Clinical Practice (GCP) regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity and potency of the proposed biologic product candidate for its intended use;

●	Preparation and submission to the FDA of a Biologics License Application (BLA) for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

●	Review of the product by an FDA advisory committee, if applicable;

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;

●	Potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and

●	Payment of user fees (if applicable) and FDA review and approval, of the BLA (e.g. product licensure).

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

Concurrent with clinical trials, companies usually are required to complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength (potency), quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

A clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 calendar days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and places the clinical trial on a clinical hold. For later stage studies, in addition to a safety concern, the FDA may place a study on hold for faulty design issues. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA also may impose partial or full clinical holds on a biologic product candidate at any time before or during clinical trials due to safety or study design (later phase studies) concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND, or addition of new studies to an existing IND, will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that partially or fully suspend or terminate such studies.

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

Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The biologic product candidate initially is introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●	Phase 2. The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

●	Phase 3. Phase 3 clinical trials are commonly referred to as “pivotal” or “registrational” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a biologic product. In Phase 3 studies, the biologic product candidate is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

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

U.S. FDA Review and Approval Process

Assuming successful completion of the required clinical and preclinical testing, the results of the preclinical tests and clinical trials together with detailed information relating to the product’s Chemistry, Manufacturing, and Controls (CMC), including negative or ambiguous results as well as positive findings, and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications.

Under the Prescription Drug User Fee Act, as amended (PDUFA), each BLA generally requires payment of a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual program fee for approved biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

In addition, under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Also, under FDARA, applications for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, in place of the PREA investigations, sponsors must submit, with the application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, using appropriate formulations, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Orphan products are also exempt from the PREA requirements.

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

The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure the process consistently results in a product candidate with appropriate identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product candidate. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA may also inspect the laboratories where pre-clinical studies were conducted. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving a BLA, the FDA typically will inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements.

On the basis of the BLA and accompanying information, including the results of the inspection of the manufacturing and other facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter.

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

Additionally, products approved under accelerated approval regulations may require a “confirmatory” study which is designed to verify the clinical benefits of the product. FDA may also require other post approval commitments as a condition of approval.

Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements. Manufacturers are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. To help reduce the increased risk of the introduction of adventitious agents, the Public Health Service Act (PHSA) emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

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

Other Healthcare Laws and Regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education, and other activities following product approval will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services (HHS) and its various divisions, including the Centers for Medicare & Medicaid Services (CMS) and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Healthcare providers and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources, including healthcare providers, are subject to broadly applicable fraud and abuse laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers conduct clinical research, market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs.

●	The federal civil and criminal false claims laws, including, without limitation, the civil False Claims Act, and the federal Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government.

●	The Health Insurance Portability and Accountability Act (HIPAA), which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.

●	The FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biological products and medical devices.

●	The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) and its implementing regulations, which require certain manufacturers of drugs, devices, biological products and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.

●	Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; and state and local laws requiring the registration of pharmaceutical sales representatives.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, additional reporting requirements or oversight if we become subject to a corporate integrity agreement or similar agreement, and the curtailment or restructuring of our operations.

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

By way of example, in March 2010, the ACA was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the healthcare industry and impose additional health policy reforms. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program.

Other legislative changes have been proposed and adopted in the United States since the ACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA and the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken.

The heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics, also has resulted in executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA directs the Secretary of HHS to establish a Drug Price Negotiation Program (the Program) to lower prices for certain single-source prescription drugs and biologics covered under Medicare Parts B and D, based on criteria established under the IRA. Under the Program, the Secretary of HHS will publish a list of “selected drugs,” and will then negotiate maximum fair prices (MFP) with their manufacturers. Beginning in 2026, the first year of the Program, the number will be limited to 10 Part D drugs and biologics. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Part D and Part B. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95% and the potential of civil monetary penalties. Further, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, as well as the trend toward managed healthcare and increasing influence of managed care organizations, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of current and future cost containment measures or other healthcare reforms may adversely affect our operations and prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Data Privacy and Security

In the ordinary course of our business, we collect, receive, process, generate, use, transfer, make accessible, protect, secure, dispose of, transmit and store (collectively, process) confidential and sensitive information, including personal information, intellectual property, trade secrets, and proprietary information owned or controlled by ourselves or other third parties. Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security. These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR), the ePrivacy Directive, and wiretapping laws. Further, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes specific requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security, and transmission of individually identifiable health information. In addition, several states within the United States, such as Virginia, Colorado, Connecticut, and Utah, have enacted comprehensive data privacy laws, and similar laws are being considered at the federal, state, and local levels.

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

See the section titled “Risk Factors – We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

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

As of December 31, 2023, we had 23 full-time and part-time employees, including 15 employees engaged in research and development and manufacturing and eight engaged in management and administrative functions. Our human capital strategy is designed to enable successful execution of our business objectives, while fostering a collaborative and innovative culture, that embraces diversity and inclusion. We monitor our success with insights across human capital metrics such as employee engagement, vacancy rates, time to hire, promotion rates, performance ratings, succession depth, retention, EEO compliance, pay equity, and diversity representation. The principal purposes of our compensation policies and equity incentive plans are to attract, retain and motivate employees and directors by paying for performance through the granting of stock-based compensation awards and cash-based performance bonus awards. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we consider our relations with our employees to be good.

CORPORATE INFORMATION

We incorporated in Delaware in September 2001. Our principal executive offices are located at 2625 Townsgate Road, Suite 230, Westlake Village, California 91361, and our telephone number is (805) 267-9889. We completed our initial public offering in January 2023, and our common stock is listed on the Nasdaq Capital Market under the symbol “GNLX.”

We are an “emerging growth company” as defined in the Tax Cuts and Jobs Act of 2017. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering (i.e. December 31, 2028), (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1A. Risk Factors.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations, stock price and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net loss was $28.3 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $221.5 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing Olvi-Vec and our other product candidates and programs, and of conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining marketing approvals for Olvi-Vec and future product candidates we develop if clinical trials are successful;

●	the success of any future collaborations;

●	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

●	the cost and timing of establishing, equipping, and operating our current and planned manufacturing activities;

●	the cost of manufacturing Olvi-Vec and future product candidates for clinical trials in preparation for marketing approval and commercialization;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the cost, timing and outcome of seeking FDA and any other regulatory approvals for any future product candidates;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	our ability to establish and maintain healthcare coverage and adequate reimbursement for our future products, if any;

●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

●	the emergence of competing cancer therapies and other adverse market developments;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;

●	the costs associated with being a public company;

●	our need and ability to retain key management and hire scientific, technical, medical and business personnel;

●	the costs associated with expanding our facilities or building out our laboratory space; and

●	the impact of geopolitical and macroeconomic events, including future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the war in the Middle East and global pandemics on U.S. and global economic conditions.

Two investors from our private placements (the Private Placements) were contractually obligated to fund $30.0 million on or before November 15, 2023, of which we have received $6.0 million to date. In November 2023, we agreed to extend the funding deadline for $2.0 million of the remaining aggregate investment amounts to March 31, 2024. The investor who was obligated to fund $22.0 million of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us. Besides the Private Placements and Newsoara’s obligation to provide clinical trial funding under our collaboration agreement with Newsoara, we do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance will enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete development of Olvi-Vec or any other product candidate. Additionally, although we have commitments from investors to fund the remaining aggregate investment amounts in connection with our Private Placements, we may not receive some or all of the committed proceeds, due to ongoing liquidity constraints or other factors. The failure to receive all or some of the committed proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

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

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2023 and 2022 included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we may be forced to delay our development efforts, limit our activities and reduce research and development costs. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into licensing and collaboration arrangements or other contractual relationships with third parties and otherwise execute our development strategy.

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

All of our product candidates are in research, preclinical or clinical development. We have not completed the development of any product candidates, we currently generate no revenue, and we may never be able to develop a marketable product. Enrollment of our Phase 2 clinical trial, an open-label, single-arm study, of our lead product candidate, Olvi-Vec, in patients with PRROC, was completed in September 2019, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022.

We began regulatory study startup of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States in the first half of 2023. Newsoara is generally obligated under our collaboration agreement to fund this trial. In November 2023, we agreed with Newsoara that we would directly engage a contract research organization (CRO) on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024.

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

We have submitted an IND application with respect to only one product candidate, Olvi-Vec. V2ACT, a joint venture between TVAX and us, has also filed its own IND for V2ACT Immunotherapy, a combination of Olvi-Vec and vaccine-enhanced adoptive cell therapy for the treatment of newly diagnosed, surgically-resectable pancreatic cancer patients. For V2ACT Immunotherapy, no clinical trial is yet scheduled to be initiated. We have not previously submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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

We have concentrated all of our research and development efforts on product candidates based on our oncolytic VACV platform, which is novel. We only have conducted clinical development of Olvi-Vec in human cancer patients. Our future success depends on the successful development of our oncolytic VACV platform. Any development problems we experience in the future may cause significant delays or unanticipated costs, and we may not be able to solve any such development problems. Should we encounter development problems, including unfavorable preclinical or clinical trial results, the FDA or foreign regulatory authorities may place all, or part, of our clinical development on hold or refuse to approve our product candidates, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing and obtaining regulatory approval for a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of viral immunotherapies. To date, there is only one FDA-approved viral immunotherapy-talimogene laherparepvec (IMLYGIC). Any viral immunotherapies that are approved may be subject to extensive post-approval regulatory requirements, including post-approval studies as well as requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome and stringent regulations, and delays can occur for a variety of reasons.

In order to obtain FDA approval to market a new biological product, we must demonstrate proof of safety as well as purity and potency (i.e., efficacy) in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We only have one product candidate currently being evaluated in human clinical development, Olvi-Vec. In addition, the FDA has granted permission to proceed with a clinical trial under the IND for V2ACT Immunotherapy, but no clinical trial has been initiated or is currently scheduled to initiate. The rest of our product candidates are in preclinical development, have not yet been evaluated in IND-enabling studies and their risk of failure is high. We cannot be certain of the timely completion or outcome of our preclinical testing and studies or clinical trials and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies or clinical trials will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all. Additionally, we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin, and we cannot be sure that our planned clinical trials will begin on time or that our ongoing clinical trials will be completed on schedule.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any ongoing or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize Olvi-Vec or any future product candidates, including:

●	delays or failures, which may result in clinical site closures, delays to patient enrollment, patients withdrawing prior to receiving treatment (e.g., catheter implantation failure), patients discontinuing their treatment or follow-up visits or changes to trial protocols;

●	regulators or institutional review boards (IRBs), may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or CROs;

●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the unsuccessful implantation of catheters used to deliver Olvi-Vec;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate, or may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;

●	third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

●	manufacturing delays;

●	we, regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, emergent drug-drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a biologically, chemically or mechanistically similar therapeutic or therapeutic candidate, or flaws in the design of the trial;

●	changes could be adopted in marketing approval policies during the development period, rendering our data insufficient to obtain marketing approval;

●	statutes or regulations could be amended, or new ones could be adopted;

●	changes could be adopted in the regulatory review process for submitted product applications;

●	the cost of clinical trials of our product candidates may be greater than we anticipate, or we may have insufficient funds for a clinical trial or product manufacture or to pay the substantial user fees required by the FDA upon the submission of a BLA or equivalent authorizations from comparable foreign regulatory authorities;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	the FDA or comparable foreign regulatory authorities may fail to approve the existing or future manufacturing processes or facilities of our company or of third-party manufacturers with which we contract for clinical and commercial supplies;

●	we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs;

●	we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs that make further study impractical or not financially prudent;

●	regulators may ultimately disagree with the design or our conduct of our preclinical studies or clinical trials, finding that they do not support product candidate approval;

●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;

●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;

●	the FDA or comparable foreign regulatory authorities may disagree with our trial design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

●	the FDA or comparable foreign regulatory authorities may disagree with our intended indications;

●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and

●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development, including, for example, due to a longer-and/or-higher-than-expected response rate determination in the active comparator group or a shorter-and/or-lower-than-expected response rate determination in the experimental drug group.

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

Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. The FDA may issue further comments to our Phase 3 clinical trial protocol and may conclude Olvi-Vec produced in mammalian cells is not comparable to material produced in CEF cells, and/or place our IND on clinical hold. Placing our IND on clinical hold may cause delays in the initiation of our Phase 3 registration clinical trial. Any delay in obtaining or failure to obtain authorization from the FDA to conduct our Phase 3 clinical trial could materially adversely affect our ability to generate revenue from Olvi-Vec, which may materially harm our business, financial condition, results of operations, stock price and prospects.

As another example, there is currently a national shortage of platinum-based chemotherapies. This shortage has slowed some site enrollment for our Phase 3 clinical trial investigating the use of Olvi-Vec in PRROC. If the shortage persists, our Phase 2 clinical trial investigating the use of Olvi-Vec in recurrent NSCLC could be negatively impacted. To attempt to mitigate the risk caused by the shortage, we have established our own depot to acquire and store platinum-based chemotherapies. We expect to be able to provide a supply of platinum as needed for our Phase 3 clinical trial for Olvi-Vec in PRROC, but cannot guarantee that we will be able to resupply adequate amounts on our desired timeline, particularly if shortages continue. The future occurrence of similar shortages of other commercially-available drugs used in our clinical trials could also negatively impact our clinical trials.

Our product development costs will also increase if we experience delays in clinical testing or marketing approvals, and we may not have sufficient funding to complete the testing and approval process for any of our current or future product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials beyond what we currently have planned will be required, will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant delays relating to any preclinical studies or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of any of our product candidates. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment or retention in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

●	availability and efficacy of approved therapies for the disease under investigation;

●	patient eligibility criteria for the trial in question;

●	risks that enrolled subjects will drop out before completion of the trial, including as a result of emergent drug-drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects or contracting health conditions;

●	risks of excessive catheter implantation failures leading to elimination of particular study sites from the trial in question;

●	perceived risks and benefits of the product candidate under study;

●	the timely initiation of clinical trial sites;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients;

●	withdrawal of consent for any reason;

●	imbalance in withdrawals between the comparator and treatment arms;

●	unforeseen limitations of protocol design; and

●	protocol amendment by the sponsor and/or as requested by applicable regulatory authorities.

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

For our lead product candidate, Olvi-Vec, we completed enrollment, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. Upon completion of this Phase 3 trial, and provided the data demonstrate patient benefit in the PRROC patient population with an acceptable safety profile, we plan to ask for a pre-BLA meeting with the FDA and seek guidance on submission of a marketing application based on the accelerated approval regulations. We anticipate a post-marketing study will be required to confirm a survival benefit. Clinical development is expensive and can take many years to complete and its outcome is inherently uncertain. Olvi-Vec may not perform as we expect in clinical trials, particularly in our open-label, randomized, and controlled Phase 3 registration clinical trial, in which Olvi-Vec may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect and may not ultimately prove to be safe and effective. The FDA’s analysis and interpretation of the data may also differ from ours.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, variations in conducting clinical trials at different sites, changes in medical practice, FDA requirements based on agency guidelines or precedence which may be more strict for a Phase 3 clinical trial, the rate of dropout among clinical trial participants and changes in the manufacturing process. Moreover, should there be an issue with the design of any of our clinical trials, our results may be impacted. We may not discover such a flaw until the clinical trial is at an advanced stage.

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

Fast track designation by the FDA for Olvi-Vec may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that Olvi-Vec or any future product candidate which may receive fast track designation will receive marketing approval.

The FDA has granted a fast track designation for Olvi-Vec for the treatment of patients with PRROC, and we may seek fast track designations for other indications or future product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, biologics are eligible for fast track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A BLA submitted for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the Sponsor pays any required user fees upon submission of the first section of the BLA.

The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Although we have received fast track designation for Olvi-Vec for the treatment of patients with PRROC, and even if we receive additional fast track designations for other indications or any future product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that Olvi-Vec or any future product candidate that may be granted fast track designation will receive marketing approval in the United States. Many product candidates that have received fast track designation have ultimately failed to obtain approval.

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We may in the future seek an accelerated approval for Olvi-Vec or our future product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that such product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, the Food and Drug Omnibus Reform Act of 2022 was enacted, which, among other things, provided the FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval, and additional oversight over confirmatory trials. Under these provisions, the FDA may, among other things, require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

Prior to seeking approval for Olvi-Vec or any future product candidate we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or obtain any other form of expedited development, review, or approval. Furthermore, if we decide to submit an application for accelerated approval for Olvi-Vec or any future product candidate, there can be no assurance that such submission or application will be accepted or that any expedited development, review, or approval will be granted on a timely basis, or at all. The FDA could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review, or approval for Olvi-Vec or any future product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

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

To date, Olvi-Vec is the only product candidate we have tested in humans. The most advanced trial with enrollment completed was our open-label, single-arm Phase 1b/2 clinical trial in PRROC. Enrollment was completed in September 2019, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Additionally, we previously conducted five Phase 1 clinical trials and one Expanded Access Program in different indications, using different routes of administration and different dosing regimens. The most common treatment-related toxicities generally observed in our trials from different routes of administration were pyrexia, nausea, chills and fatigue with additional common treatment-related toxicities observed in our intraperitoneal administration trials being abdominal pain and abdominal distension. As we continue our development of Olvi-Vec and initiate clinical trials of any future product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge or be reported, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after the drug is tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label, a Risk Evaluation and Mitigation Strategy (REMS) or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require, or we may voluntarily develop strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;

●	regulatory authorities may require additional warnings on the label;

●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

●	we may be forced to suspend marketing of that product, or decide to remove the product from the marketplace;

●	we may be required to change the way the product is administered;

●	we could be subject to fines, injunctions, or the imposition of criminal or civil penalties;

●	we could be sued and held liable for harm caused to patients; and

●	the product may become less competitive, and our reputation may suffer.

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

Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing platinum-based and other chemotherapies, and bevacizumab, or any other combination products, or any devices in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our product candidates as commercially-viable therapies. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Even if we obtain approval from the FDA or comparable foreign regulatory authorities to market additional product candidates for the treatment of cancer, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity may be limited and our business, financial condition, results of operations, stock price and prospects may be materially harmed.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our product candidates on the potential treatment of certain indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially-viable products.

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

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any of our existing or potential future collaboration partners from obtaining approvals for the commercialization of Olvi-Vec, V2ACT Immunotherapy and any other product candidate we develop.

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

Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of our product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our product candidates are approved, they may:

●	be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;

●	contain significant safety warnings, including boxed warnings;

●	contain significant contraindications, and precautions which could reduce the size of the patient population;

●	not be approved with label statements necessary or desirable for successful commercialization;

●	contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS to monitor the safety or efficacy of the products; or

●	be withdrawn from the market because a serious safety issue becomes known after approval is granted.

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

We plan to conduct our Phase 2 clinical trial for Olvi-Vec in recurrent NSCLC in the United States and potentially in China as part of a multi-regional clinical trial with our collaboration partner, Newsoara. However, the FDA and other comparable foreign regulatory authorities may not accept data from such trial, in which case our development plans will be delayed, which could materially harm our business.

Following FDA authorization, we began regulatory study startup of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States in the first half of 2023. Newsoara is generally obligated under our collaboration agreement to fund this trial. In November 2023, we agreed with Newsoara that we would directly engage a CRO on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024.

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

The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with ICH, and Good Clinical Practice (GCP) requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We believe that clinical data generated in China and the United States will be accepted by the FDA and its comparable foreign regulatory equivalents outside of China, which would enable us to commence Phase 3 and possibly registration clinical trials in the United States without the need for us to conduct additional Phase 2 clinical trials in the United States. However, there can be no assurance the FDA or comparable foreign regulatory authorities will accept data from our planned Phase 2 clinical trial in Olvi-Vec. If the FDA or comparable foreign regulatory authorities do not accept any such data, we would likely be required to conduct additional Phase 2 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, the U.S. Department of Justice, the U.S. Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval to market a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for any products we develop, including claims comparing our products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

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

In the United States, the promotion of biopharmaceutical products is subject to additional FDA requirements and restrictions on promotional statements. If after one or more of our product candidates obtains marketing approval, the FDA determines that our promotional activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. Similarly, industry codes in foreign jurisdictions may prohibit companies from engaging in certain promotional activities and regulatory agencies in various countries may enforce violations of such codes with civil penalties. If we become subject to regulatory and enforcement actions, our business, financial condition, results of operations, stock price and prospects will be materially harmed.

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

We and any of our suppliers or collaborators, including our contract manufacturers, could be subject to periodic announced and unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating significant revenues from its marketing and sale. Any of these events could have other material and adverse effects on our operations and business and could adversely impact our business, financial condition, results of operations, stock price and prospects.

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

The manufacture of biopharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing viral immunotherapies, including our product candidates, is particularly complex, time-consuming, highly-regulated and costly.

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

We have leased a building in San Diego, California and have established and equipped our own manufacturing facility in order to secure supplies for pivotal studies and commercial launch. This building is intended to give us control over key aspects of the supply chain for our products and product candidates and has additional space for expansion. We recently leased a second building in the same location which, when upgrades are completed, will provide laboratory capabilities and administrative offices.

We have developed a new process for larger-scale manufacturing using a closed, mammalian-cell-based production system. This process is being implemented in our manufacturing facility and is intended to produce Olvi-Vec and other clinical products for use in our subsequent clinical trials and in our commercial launches. We may also make further changes to our manufacturing facilities and processes at various points during development or commercialization, for a number of reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate or for other reasons. The manufacturing changes could require changes in raw materials, components and services that are obtained from third-party suppliers. The inability of suppliers to provide those supplies or services or delays in acquiring the supplies or services would delay the manufacture of clinical or commercial product supplies.

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

If the FDA, state or a comparable foreign regulatory authority does not approve our manufacturing facility for the manufacture of our product candidates or if it withdraws any such approval in the future, or our current facility is unable to meet our volume requirements, we may need to find alternative manufacturing facilities, which may significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any alternative manufacturing facility would require obtaining the necessary equipment and materials and, if a third-party manufacturer, the necessary manufacturing know-how, which may take substantial time and investment. We must also receive FDA approval for the use of any manufacturing facility for commercial supply.

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

Reliance on third-party providers for certain manufacturing activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. Under certain circumstances, these third-party providers may be entitled to terminate their engagements with us. If a third-party provider terminates its engagement with us, or does not successfully carry out its contractual duties, meet expected deadlines or manufacture Olvi-Vec or any other product candidates in accordance with regulatory requirements, or if there are disagreements between us and a third-party provider, we may need to identify and qualify replacement suppliers, which may not be readily available or available on acceptable terms. In this instance, we may not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions, the clinical trials required for approval, and commercial supply of Olvi-Vec or any other product candidate, which would thereby have a negative impact on our business, financial condition, results of operations and prospects.

If we are unable to manufacture and release any product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, any product candidates, and may lose potential revenues.

We intend to self-manufacture our clinical trial and commercial product supplies for the foreseeable future. We currently have only one manufacturing facility for use in our clinical trials. Our clinical product supply may be limited, interrupted, or of unsatisfactory quality or may be unavailable at acceptable prices. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards may delay our development or commercialization.

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

A failure to comply with the applicable regulatory requirements, including periodic regulatory inspections, may result in regulatory enforcement actions against us or our raw material and component suppliers (including fines and civil and criminal penalties, including imprisonment), suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the product candidate, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, consent decrees, withdrawal of product approval, environmental or safety incidents and other liabilities. If the safety of any quantities supplied is compromised due to our failure or our raw material and component suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

Risks Related to Reliance on Third Parties

We rely, and expect to continue to rely, on third parties to supply and quality-test the ingredients for our product candidates and components for our manufacturing process, and to package and distribute our products.

While we are responsible for the manufacturing of our product candidates, drug substance and drug product, reliance on raw material and component suppliers entails risks, including:

●	reduced control for certain aspects of our manufacturing activities;

●	termination or nonrenewal of the applicable supplier and service agreements in a manner or at a time that is costly or damaging to us;

●	variability of properly released raw materials between batches from a single supplier or between suppliers;

●	the possible breach by our third-party suppliers and service providers of our agreements with them;

●	the failure of our third-party suppliers and service providers to comply with applicable regulatory requirements;

●	the inability to provide adequate supplies of our product;

●	disruptions to the operations of our third-party suppliers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or service provider; and

●	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

Any failure or refusal to supply our product candidates, raw materials or components for our product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. In addition, we do not have any long-term commitments or guaranteed prices from our suppliers of raw materials, manufacturing equipment components or devices or combination products. In particular, any change in our suppliers could require significant effort and expertise because there may be a limited number of qualified replacements. Further, the terms of any new arrangement could be less favorable and transfer costs relating to technology and processes could be significant.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with the FDA’s Good Laboratory Practice regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as GCP guidelines, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions. For example, the data generated in our trials may not have been appropriately collected or documented, and thereby be deemed unreliable and the FDA or comparable foreign regulatory authorities may conclude the study findings are not adequate and require us to perform additional studies.

In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest.

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials comply with the applicable regulatory requirements. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on one or more government-sponsored databases, e.g., ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

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

Our current collaborations with TVAX and Newsoara, and potential future collaborations we might enter into for Olvi-Vec or our other product candidates, may pose a number of risks, including the following:

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

For example, Newsoara is generally obligated under our collaboration agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States, which began regulatory study startup in the first half of 2023. Newsoara has also agreed to reimburse us for the costs and expenses of a CRO to conduct certain startup activities for the NSCLC trial in the United States only, but is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024. If Newsoara is unable or unwilling to provide this funding and/or reimbursement in a timely manner or at all, we would need to obtain the funding on our own and/or scale back or discontinue these clinical development activities.

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

We are aware of a number of companies developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

●	Oncolytic viral immunotherapies, including Amgen’s IMLYGIC (talimogene laherparepvec), the only FDA-approved oncolytic immunotherapy, which is approved for the local treatment of unresectable cutaneous, subcutaneous, and nodal lesions in patients with melanoma recurrent after initial surgery and is in development for several other indications, and other oncolytic viruses in development by companies such as AstraZeneca PLC (AstraZeneca), Boehringer Ingelheim, CG Oncology, Inc., Candel Therapeutics, Inc., Daiichi Sankyo Company, Limited, DNAtrix Inc., Imugene Limited, Johnson & Johnson, Merck & Co., Inc. (Merck), Oncolytics Biotech Inc., Otsuka Holdings Co. Ltd., Pfizer Inc., PsiOxus Therapeutics, Ltd., Regeneron Pharmaceuticals, Inc., Replimune Group, Inc., SillaJen, Inc. (SillaJen), Targovax USA, Theriva Biologics, Inc., Transgene SA (Transgene), Turnstone Biologics Corp. and Vyriad, Inc.;

●	Approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno-oncology companies focused on IL-12, such as Ziopharm Oncology Inc.;

●	Cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as Advaxis, Inc., Agenus Inc., AstraZeneca, Bavarian Nordic A/S, BioNTech SE, Genocea Biosciences, Inc., Gritstone Oncology, Inc., Heat Biologics, Inc., ImmunityBio, Inc., IMV Inc., Moderna, Inc., SOTIO a.s., Transgene, and VBI Vaccines Inc.;

●	Cell-based therapies, including tumor infiltrating lymphocytes in development by Iovance Biotherapeutics, Inc., TVaxBiomedical, Inc. and Turnstone Biologics, Corp. and approved and in-development CAR T cell therapies, including those commercialized by BMS, Gilead Sciences Inc. and Novartis AG, T cell receptor and NK cell therapies;

●	Therapies aimed at activating innate immunity such as those targeting stimulator of interferon genes protein (and toll-like receptors including those in development by Bristol-Myers Squibb Company, Checkmate Pharmaceuticals Inc., Chinook Therapeutics Inc., GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Merck, Mologen AG, Nektar Therapeutics, TriSalus Life Sciences, and UroGen Pharma Inc.; and

●	Traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

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

We are also aware of other companies either marketing or focused on developing competing therapies for the treatment of ovarian cancer, including PRROC:

Currently marketed products for ovarian cancer include generic products cisplatin (manufactured by 18 companies), carboplatin (manufactured by 22 companies) and paclitaxel (manufactured by 19 companies), along with the following brand products (and generic manufacturers): Abbvie’s Elahere, Sanofi-Aventis’s Taxotere (17 manufacturers), Celgene Corp.’s Abraxane (one manufacturer), Esai Inc.’s Hexalen, Roche Holding AG’s (Roche) Xeloda, Roche/Genentech, Inc.’s Avastin (four manufacturers), Baxter Healthcare’s Cytoxan and lfex, Etoposide (10 manufacturers), Eli Lilly and Company’s Gemzar (15 manufacturers) and Alimta (14 manufacturers), Pfizer Inc.’s CamPtosar (19 manufacturers), Janssen Pharmaceutical’s Doxil (one manufacturer), Aspen Pharmacare’s Alkeran, Meitheal Pharmaceuticals’s Topotecan, Laboratoires Pierre Fabre’s Navelbine (four manufacturers), GSK’s Zejula, AstraZeneca’s Lynparza, and Clovis Oncology’s Rubraca.

Product candidates in registration trials or later development for PRROC include:

●	Nemvaleukin alfa, an engineered interleukin-2 by Mural Oncology;

●	Relacorilant, an anti-glucocorticoid, by Corcept Therapeutics Inc.; and

●	Luveltamab tazevibulin, an anti-folate receptor alpha (FolRα) antibody drug conjugate (ADC), by Sutro Biopharma.

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

Many of the companies with which we are competing or may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in developing or acquiring technologies complementary to, or necessary for, our programs. If we are unable to successfully compete with these companies, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our technology, including our oncolytic VACV platform, and Olvi-Vec, V2ACT Immunotherapy and our other product candidates. We also rely in part on trade secret, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the United States and abroad related to our technology and product candidates.

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

Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. The scope of a patent may also be reinterpreted after issuance. The rights that may be granted under our issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. If we are unable to obtain and maintain patent protection for our technology or for Olvi-Vec, V2ACT Immunotherapy or our other product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours in a non-infringing manner, and our ability to successfully commercialize Olvi-Vec, V2ACT Immunotherapy or our other product candidates and future technologies may be adversely affected. It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

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

For the core technology in our CHOICE platform and Olvi-Vec and our other product candidates, patents have issued and applications are pending at each of the U.S. provisional, Patent Cooperation Treaty, and national stages with, at a minimum, filings submitted to the United States, European Patent Conventions and Japan. As of December 31, 2023, our patent portfolio consisted of 19 issued U.S. patents, one pending U.S. patent application, 14 issued foreign patents, and six pending foreign patent applications, which relate generally to the composition of our current and potential future products, and their methods of use. V2ACT has one issued U.S. patent, one pending U.S. patent application and two pending non-U.S. patent applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or Olvi-Vec, V2ACT Immunotherapy or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (USPTO). Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

Our pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications with a claim that covers infringing third-party activity. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we license from third parties or own in the future may be challenged in the courts or patent offices in the United States and abroad, including through opposition proceedings, derivation proceedings, post-grant review, inter partes review, interference proceedings or litigation. Such proceedings may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection for our technology. Protecting against the unauthorized use of our patented inventions, trademarks and other intellectual property rights is expensive, time consuming, difficult and in some cases may not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult. If we are unable to obtain, maintain, and protect our intellectual property, our competitive advantage could be harmed, and it could result in a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

Our commercial success depends on our ability and the ability of any future collaborators to develop, manufacture, market and sell Olvi-Vec and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates, including interference proceedings, post-grant review, inter partes review and derivation proceedings before the USPTO. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. Numerous U.S. and foreign-issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing Olvi-Vec and our other product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing Olvi-Vec or our other product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect Olvi-Vec, V2ACT Immunotherapy and our other product candidates.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect Olvi-Vec, V2ACT Immunotherapy and our other product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. For example, with respect to the validity of our licensed patents or any patents we obtain in the future, we cannot be certain that there is no invalidating prior art of which we, our patent counsel or our licensing partner’s patent counsel(s), and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on Olvi-Vec, V2ACT Immunotherapy and our other product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

In both domestic and foreign markets, sales of our products will depend in part upon the availability of coverage and adequate reimbursement from third-party payors or placement on approved product formularies. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new therapeutic products when more established or lower cost therapeutic alternatives are already available or subsequently become available, even if our products are alone in a class. Third-party payors establish reimbursement levels. Therefore, even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we may not be able to successfully commercialize our product candidates. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. Our failure to obtain or maintain timely or adequate pricing or formulary placement of our products, or failure to obtain such formulary placement at favorable pricing may negatively impact our revenue. Additionally, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (the Tax Act), includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

At the federal level, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA directs the Secretary of HHS to establish a Drug Price Negotiation Program (the Program) to lower prices for certain single-source prescription drugs and biologics covered under Medicare Parts B and D, based on criteria established under the IRA. Under the Program, the Secretary of HHS will publish a list of “selected drugs,” and will then negotiate maximum fair prices (MFP) with their manufacturers. Beginning in 2026, the first year of the Program, the number will be limited to 10 Part D drugs and biologics. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Part D and Part B. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95% and the potential of civil monetary penalties. Further, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first 10 drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Additionally, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that practice will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of our business, we collect, receive, process, generate, use, transfer, make accessible, protect, secure, dispose of, transmit and store (collectively, process) confidential and sensitive information, including personal data, intellectual property, trade secrets, and proprietary information owned or controlled by us or other third parties. Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, and rules, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security.

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

In addition, we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the EU GDPR, UK GDPR, and the CCPA, require companies to impose specific contractual restrictions on their service providers. Moreover, some clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our personnel, including Thomas Zindrick, J.D., our President, Chief Executive Officer and Chairman. We believe that their drug discovery and development experience and overall biopharmaceutical company management experience, would be difficult to replace. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. We conduct our operations at our facilities in Southern California, a region that is home to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, failure to succeed in preclinical studies, clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

As of December 31, 2023, we had 23 full-time and part-time employees, including 15 employees engaged in research and development and manufacturing. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize Olvi-Vec, V2ACT Immunotherapy and any other product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

While we have established physical, electronic and organizational security measures designed to safeguard and secure our systems against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our current security measures may be insufficient to prevent or deter such incidents or interruptions.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other harms. Security incidents and attendant consequences may cause customers to stop or prevent customers from using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, principal investigators, CMOs or CROs could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, properly calculate pricing information required by federal programs, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue an FCA case against us even if the government considers the claim unmeritorious and/or declines to intervene, which could require us to incur costs defending against such a claim. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, stock price and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in U.S. federal healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

We have generated significant net operating loss (NOL) carryforwards and research and development tax credits, and our ability to utilize our net operating loss carryforwards and research and development tax credits to reduce future tax payments may be limited or restricted.

We have generated significant NOL carryforwards and research and development tax credits (R&D credits) as a result of our incurrence of losses and our conduct of research activities since inception. As of December 31, 2023, we had federal and state NOL carryforwards of approximately $160.0 million and $134.0 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Our U.S. federal NOL carryforwards generated in taxable years beginning before January 1, 2018 can be carried forward to each of the 20 taxable years following the year of the loss. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, totaling $50.0 million, may be carried forward indefinitely, but the utilization of such U.S. federal NOLs is limited. As of December 31, 2023, we also had federal and state R&D credit carryforwards of $2.6 million and $2.0 million, respectively. Our U.S. federal R&D credit carryforwards can be carried forward 20 taxable years. If not utilized in that period, these R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, the California state R&D credits carry forward indefinitely until utilized.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and R&D credits to offset its post-change income and taxes, respectively, may be limited. For purposes of these rules, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The application of these rules could limit the amount of NOLs or R&D credit carryforwards that we can utilize annually to offset future taxable income or tax liabilities. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our NOL and R&D credit carryforwards are subject to review and possible adjustment by U.S. and state tax authorities.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

We are required to maintain internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2024, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering (IPO), we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the U.S. Securities and Exchange Commission (the SEC), Nasdaq or other regulatory authorities.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act). We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We expect our operating results to be subject to quarterly fluctuations, which makes it difficult for us to predict our future operating results. Our net loss and other operating results will be affected by numerous factors, including:

●	the timing and cost of, and level of investment in, research and development and commercialization activities relating to our current and any future product candidates, which will change from time to time;

●	the total expenses we incur in connection with establishing, equipping, and operating our current and any future manufacturing facility(ies);

●	the cost of manufacturing our current and any future product candidates, which may vary depending on the FDA’s and comparable foreign regulatory authorities’ guidelines and requirements, the quantity of production and the terms of any agreements with suppliers;

●	results of preclinical studies and future clinical trials, or the addition or termination of future clinical trials or funding support by us, or future collaborators or licensing partners;

●	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	additions and departures of key personnel;

●	strategic decisions by us, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;

●	regulatory developments affecting our product candidates;

●	changes in accounting pronouncements or changes in our accounting policies;

●	changes in the variables used as a basis for valuing these stock-based awards, resulting in changes in the magnitude of the expense that we must recognize; and

●	potential unforeseen business disruptions that increase our costs or expenses.

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

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

●	“short squeezes”;

●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;

●	large stockholders exiting their position in our common stock or an increase or decrease in the short interest in our common stock;

●	actual or anticipated fluctuations in our financial and operating results;

●	negative public perception of us, our competitors, or the biopharmaceutical and biotechnology industries; and

●	overall general market fluctuations.

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

The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in, our clinical trial for Olvi-Vec, our preclinical studies and any other future clinical development programs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	commencement or termination of collaboration, licensing or similar arrangements for our development programs;

●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	failure or discontinuation of any of our development programs;

●	our ability to commercialize Olvi-Vec and our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	our partners’ and collaborators’ ability to successfully commercialize their licensed product candidates;

●	developments or setbacks related to drugs that are co-administered with any of our product candidates, such as cellular and targeted therapies;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to the development of Olvi-Vec and any other product candidate we may develop;

●	changes in the competitive landscape in our industry, including results of clinical trials of existing and potential future products that compete with Olvi-Vec and our other product candidates;

●	our ability to adequately support future growth;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	future accounting pronouncements or changes in our accounting policies;

●	announcements or expectations of additional financing efforts by us;

●	sales of our common stock by us, our insiders or other stockholders;

●	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including bank failures, global pandemics, the Russia/Ukraine conflict or the war in the Middle East; and

●	investors’ general perception of us and our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, Aladar Szalay, Ph.D. and his affiliated entities have sold a substantial number of shares of our common stock since July 24, 2023, the lock-up agreement expiration date in connection with our initial public offering.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our 2022 Equity Incentive Plan (the 2022 Plan) and the 2023 Inducement Plan (the Inducement Plan), we are authorized to grant equity awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2022 Plan will automatically increase on January 1 of each year, beginning on January 1, 2024 and continuing through and including January 1, 2032, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 through January 1, 2032, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 2,100,000 shares of common stock; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Tax Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until the last day of the fiscal year ending after the fifth anniversary of our IPO (i.e. January 25, 2028) or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

Under the Tax Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period under the Tax Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Tax Act.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the U.S. federal district courts are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of the Nasdaq Capital Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2024, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Accounting Pronouncements.”

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial data (“Information Systems and Data”).

The Company engages two external cybersecurity and information technology consultants to work with the Company, including the general counsel, to help identify, assess and manage the Company’s cybersecurity threats and risks. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including, for example: manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, and conducting third-party threat assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: a vulnerability management policy, disaster recovery and business continuity plans, network security controls and data segregation (for certain systems), employee training, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. Cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk register and senior management prioritizes our risk management processes and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example cybersecurity consultants and professional services firms (including legal counsel).

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, and distributors. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes a review of certain vendor’s written security program, a risk assessment for certain vendors, and imposition of information security contractual obligations on such vendors.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by our Cybersecurity Risk Management Team, including Sean Ryder (General Counsel) and an external cybersecurity consultant with over 15 years of experience providing cybersecurity services and training (who is also a member of the Company’s Cybersecurity Risk Management Team) and an external information technology consultant.

Our CEO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Company’s Cybersecurity Risk Management Team is responsible for developing budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CFO and CEO. Our CFO and CEO work with the Company’s Incident Response Team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes include reporting to the Audit Committee for certain cybersecurity incidents.

The board of directors and Audit Committee receive regular reports from the Company’s Cybersecurity Risk Management Team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The board of directors and Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our current corporate headquarters are located in Westlake Village, California, consisting of 4,050 square feet of office space. The lease for this facility expires in July 2027. Additionally, we lease 6,880 square feet in San Diego, California for research and development and pharmaceutical development laboratory and office space; the lease expires in December 2024. We also lease two facilities in San Diego, California, a 7,569 square-foot facility, which contains our manufacturing operations and our translational science laboratory and a 6,755 square foot facility which will provide laboratory capabilities and administrative offices when upgrades are completed. The leases expire in October 2030, and we have the option to extend each lease for an additional five years. We have a business office located in Redlands, California, consisting of 1,884 square feet; the lease for this facility is on a month-to-month basis.

We believe that our existing and planned facilities will be adequate to meet our current needs and that our leases can be renewed, or suitable alternative spaces will be available in the future, on commercially reasonable terms.

Item 3. Legal Proceedings.

As of December 31, 2023, we were involved in one pending litigation. On November 6, 2023, the Los Angeles County Superior Court granted the Company’s motion for summary judgment and issued an order and final judgment dismissing all claims against the Company with prejudice. Although the plaintiff filed a notice of appeal of the dismissal order with the California Court of Appeal, the plaintiff subsequently filed a request for dismissal of his appeal, which was dismissed by the appellate court on February 23, 2024. Accordingly, the order and final judgment dismissing all claims against the Company with prejudice is now final.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, is traded on The Nasdaq Capital Market under the symbol “GNLX.” Trading of our common stock commenced on January 26, 2023, following the completion of our IPO. Prior to that time, there was no established public trading market for our common stock.

Holders of Record

As of March 26, 2024, there were approximately 1101 stockholders of record of our common stock. Certain shares are held in street name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid a cash dividend on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report for information about our equity compensation plans, which is incorporated by reference herein.

Recent Sales of Unregistered Securities

None.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. treasury securities.  These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on January 26, 2023. As of December 31, 2023, we had used all of the net proceeds received from our initial public offering to support our operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6. [Reserved]

Item 7. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations and intentions. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward- Looking Statements.”

Overview

Genelux is a late clinical-stage biopharmaceutical company focused on developing a pipeline of next-generation oncolytic viral immunotherapies for patients suffering from aggressive and/or difficult-to-treat solid tumor types. Our clinical and preclinical product candidates are intended to selectively kill tumor cells and induce a robust immune response against a patient’s tumor neoantigens. Importantly, our oncolytic immunotherapy product candidates are “off-the-shelf” personalized immunotherapies. In other words, while we administer the same virus product to different patients, the cellular immune response generated is expected to be specific to the unique neoantigens in that patient. Our product candidate, Olvi-Vec (olvimulogene nanivacirepvec), is a proprietary, modified strain of the vaccinia virus (VACV), a stable DNA virus with a large engineering capacity.

Employing our proprietary selection technology and discovery and development platform (CHOICE), we have developed an extensive library of isolated and engineered oncolytic VACV immunotherapeutic product candidates. These provide potential utility in multiple tumor types in both the monotherapy and combination therapy settings, via physician-preferred administration techniques, including regional (e.g., intraperitoneal), local and systemic (e.g., intravenous) delivery routes. Informed by our CHOICE platform and supported by extensive clinical and preclinical data, we believe we have the capacity to develop a pipeline of treatment options to address high unmet medical needs for those patients with insignificant or unsatisfactory responses to standard-of-care therapies, including chemotherapies.

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

Since inception, we have incurred significant operating losses. Our net losses were $28.3 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $221.5 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

At December 31, 2023, we had cash and cash equivalents, and short-term investments, on hand in the amount of $23.2 million. During the year ended December 31, 2023, we closed our initial public offering (IPO) and two private placements (Private Placements) and received $37.8 million of aggregate net proceeds from these offerings. We also received commitments through the Private Placements for the funding of an additional $24.0 million that were due by November 15, 2023. In November 2023, we agreed to extend the funding deadline for $2.0 million of the remaining committed investment amounts to March 31, 2024. The investor who was obligated to fund $22.0 million of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments through the Private Placements. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us. We expect our existing cash and cash equivalents, and short-term investments, will last for at least the next 12 months. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we had shareholders’ equity of $19.5 million at December 31, 2023.

Recent Developments

The Company currently is engaged in regulatory study start-up activities of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States. In accordance with our licensing agreement, the Phase 2 clinical trial will be funded in its entirety by our partner in China, Newsoara. In November 2023, we agreed with Newsoara that Genelux would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the U.S. only, with Newsoara reimbursing Genelux for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024.

Components of Results of Operations

Net sales

During the year ended December 31, 2022, under the License Agreement with Newsoara BioPharma Co. Ltd., dated September 27, 2021 (the Newsoara License Agreement) and the License Agreement with ELIAS Animal Health LLC, dated November 15, 2021, as amended, we recognized revenue of $11.1 million, with a 10% foreign income tax of $1.1 million being recorded as a provision for foreign income taxes relating to the Newsoara License Agreement.

During the year ended December 31, 2022, under the Newsoara License Agreement, we invoiced and collected $0.2 million relating to supplying product for Newsoara to use in its clinical trials. As the product did not ship during the year ended December 31, 2022, we recorded the cash received as deferred revenue until the product was shipped. During the year ended December 31, 2023, we shipped the product to Newsoara and thus recognized the revenue.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Revenues	$170	$11,068

Operating Expenses:
Research and development	12,767	9,078
General and administrative	11,568	5,003
Total operating expenses	24,335	14,081
Loss from operations	(24,165)	(3,013)
Other income (expenses):
Interest income	244	—
Interest expense	(173)	(1,150)
Debt discount amortization	(649)	(258)
Debt extinguishment costs	(402)	—
Financing costs	(3,152)	—
Gain on the forgiveness of PPP loan payable	—	314
Total other expenses, net	(4,132)	(1,094)

Loss before provision for foreign income taxes	(28,297)	(4,107)
Provision for foreign income taxes	—	(1,100)

Net loss	$(28,297)	$(5,207)

Research and Development Expenses

The table below summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

Research and Development Expenses:	December 31, 2023	December 31, 2022
Employee compensation and related expenses	$2,538	$1,531
Stock compensation	1,876	368
Manufacturing and laboratory materials and other expenses	1,502	937
Outsourced manufacturing services	1,145	908
Clinical and regulatory expenses	3,698	3,252
Facility-related expenses, including depreciation	1,356	1,278
Consulting expenses	595	746
Other expenses	57	58
Total research and development expenses	$12,767	$9,078

Research and development expenses were $12.8 million and $9.1 million for the years ended December 31, 2023 and 2022, respectively, an increase of $3.7 million. Significant variations between periods are a result of a $1.0 million increase in employee compensation and related expenses in 2023, primarily related to new employee hires in 2023, and a $1.5 million increase in stock compensation in 2023, primarily related to increased stock grants in 2023 and the cost of stock option repricing in 2023.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands):

General and Administrative Expenses:	December 31, 2023	December 31, 2022
Employee compensation and related expenses	$2,502	$1,520
Stock compensation, including the cost of stock option modifications	4,270	2,047
Professional services	2,781	290
Facility-related expenses	371	319
Insurance expenses	1,078	334
Consulting and contract labor expenses	418	305
Other expenses	148	188
Total general and administrative expenses	$11,568	$5,003

General and administrative expenses were $11.6 million and $5.0 million for the years ended December 31, 2023 and 2022, respectively, an increase of $6.6 million. Significant variations between periods are a result of a $1.0 million increase in employee related costs in 2023, primarily due to new employee hires in 2023; a $2.2 million increase in stock compensation expense in 2023, primarily due to increased stock grants in 2023 and the cost of stock option repricing in 2023; a $2.5 million increase in professional service expenses in 2023, primarily resulting from increased corporate legal costs and other professional services related to costs of being a newly publicly-traded company; and a $0.7 million increase in insurance expenses, primarily due to increased D&O insurance costs.

Other Income (Expenses)

Other income (expenses), net, were $4.1 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, other expenses consisted of interest expense of $0.2 million, debt discount amortization of $0.6 million, debt extinguishment costs of $0.4 million and financing costs of $3.2 million, while during the same period in 2022, other expenses consisted of interest expense of $1.1 million and debt discount amortization of $0.3 million. During the year ended December 31, 2023, other income consisted of interest income on investments in money market funds and other short-term investments of $0.2 million, and during the same period in 2022, other income consisted of a gain on the forgiveness of a PPP loan payable of $0.3 million.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we experienced recurring losses from operations since inception and incurred a net loss of $28.3 million and used cash in operations of $20.3 million during the year ended December 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our strategies. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At December 31, 2023, we had cash and cash equivalents, and short-term investments, in the amount of $23.2 million. The ability to continue as a going concern is dependent on us attaining and maintaining profitable operations in the future and raising additional capital to meet our obligations and repay our liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and licensing income, and we expect to continue to rely on these sources of capital in the future.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, cause substantial dilution to our stockholders, in the case of equity financing, or grant unfavorable terms in future licensing agreements.

Cash Flows

The table below summarizes our cash flow activities for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,	December 30,
Net cash provided by (used in):	2023	2022
Operating activities	$(20,275)	$(3,571)
Investing activities	(14,724)	(49)
Financing activities	44,020	(478)
Net increase (decrease) in cash	$9,021	$(4,098)

Operating Activities

During the year ended December 31, 2023, we used $20.3 million cash in operating activities, compared to $3.6 million used during the year ended December 31, 2022. During the year ended December 31, 2023, we incurred a net loss of $28.3 million and had non-cash expenses of $11.3 million, compared to a net loss of $5.2 million and non-cash expenses of $3.3 million during the year ended December 31, 2022. The primary non-cash expense during both periods was equity-related expenses, totaling $9.3 million and $2.4 million during the years ended December 31, 2023 and 2022, respectively. We had a $3.3 million decrease in operating assets and liabilities during the year ended December 31, 2023, compared to $1.7 million decrease during the year ended December 31, 2022. The primary use of cash during the year ended December 31, 2023 was the decrease in accounts payable and accrued expenses of $2.4 million. The primary use of cash during the year ended December 31, 2022 was the decrease in deferred revenue of $4.3 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $14.8 million, consisting of the purchase of short-term investments of $13.7 million, and purchases of property and equipment for construction-in-progress of $1.0 million. Net cash used in investing activities for the year ended December 31, 2022 was $0.05 million, consisting of the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2023, cash provided from financing activities was $44.0 million, compared to $0.5 million used during the year ended December 31, 2022. For the year ended December 31, 2023, cash provided by financing activities consisted of proceeds from the issuance of notes payable totaling $0.9 million, proceeds from the exercise of stock options of $1.5 million, proceeds from the exercise of stock warrants of $3.0 million, and gross proceeds from the sale of common stock related to our IPO and the Private Placements totaling $39.6 million, excluding offering costs paid by us. Net cash used in financing activities during the year ended December 31, 2023 related to the repayment of notes payable totaling $0.7 million and the payment of deferred offering costs of $0.3 million.

Net cash provided by financing activities during the year ended December 31, 2022 consisted of proceeds from the issuance of notes payable totaling $1.1 million and the exercise of stock warrants of $0.1 million, while cash used in financing activities for the year ended December 31, 2022 was $0.1 million related to the repayment of convertible notes payable and $1.6 million for the payment of deferred offering costs.

Equity Financings

Common Stock Issued for Cash Upon Closing of the Company’s IPO

On January 30, 2023, we completed our IPO, in which we issued and sold 2,500,000 shares of our common stock at a public offering price of $6.00 per share. In February 2023, we sold an additional 153,000 shares of common stock at $6.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock. The total gross proceeds of the IPO were $15.9 million, and we raised $12.6 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us.

Common Stock Issued for Cash Upon Closing of the Company’s Private Placements

On May 12, 2023, we entered into a securities purchase agreement (the PIPE 1 SPA) with certain investors (the PIPE 1 Purchasers), pursuant to which we agreed to sell and issue 1,665,213 shares of our common stock in a private placement transaction (the First Private Placement). The purchase price per share of common stock was $20.00 per share. The initial closing of the First Private Placement occurred in May 2023 (the PIPE 1 Initial Closing) subject to customary closing conditions. The total gross proceeds to us at the PIPE 1 Initial Closing from the First Private Placement are expected to be approximately $33.3 million, including $1.5 million from the cancellation of certain of our bridge loans and accrued interest. Two of the PIPE 1 Purchasers were contractually obligated to fund up to $17.5 million of such PIPE 1 Purchasers’ investment amounts following the PIPE 1 Initial Closing but no later than November 15, 2023. During the year ended December 31, 2023, we received $6.0 million of the committed amount of $17.5 million. As of December 31, 2023, we had sold 1,017,079 shares of our common stock under the PIPE 1 SPA resulting in gross and net proceeds to us of $20.3 million and $19.8 million, respectively.

On June 9, 2023, we entered into another securities purchase agreement (the PIPE 2 SPA, and, together with the PIPE 1 SPA, the Purchase Agreements) with certain investors (the PIPE 2 Purchasers), pursuant to which we agreed to sell and issue 900,000 shares of our common stock in a private placement transaction (the Second Private Placement, and, together with the First Private Placement, the Private Placements). The purchase price per share of common stock was $20.00 per share. The initial closing of this Second Private Placement occurred in June 2023 (the PIPE 2 Initial Closing), subject to customary closing conditions. The total gross proceeds to us from the Second Private Placement are expected to be approximately $18.0 million. One of the PIPE 2 Purchasers was contractually obligated to fund up to $12.5 million of such PIPE 2 Purchaser’s investment amounts following the PIPE 2 Initial Closing, but no later than November 15, 2023. We did not receive any part of such PIPE 2 Purchaser’s committed investment amount during the year ended December 31, 2023. As of December 31, 2023, we had sold 275,000 shares of our common stock under the PIPE 2 SPA resulting in gross and net proceeds to us of $5.5 million and $5.3 million, respectively.

As of December 31, 2023, we sold 1,292,079 shares of our common stock under the Purchase Agreements resulting in the total gross and net proceeds to us from the First Private Placement and the Second Private Placement of $25.8 million and $25.1 million, respectively. As of that same date, we had received $6.0 million of the $30.0 million in aggregate committed investment amounts to be funded following the PIPE 1 Initial Closing and PIPE 2 Initial Closing. In November 2023, we agreed to extend the funding deadline for $2.0 million of the remaining aggregate investment amounts to March 31, 2024. The investor who was obligated to fund $22.0 million of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments under the Purchase Agreements. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us. We expect our existing cash and cash equivalents will last for at least the next 12 months.

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

We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements until at least 12 months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

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

We expect our existing cash and cash equivalents will last for at least the next 12 months. We anticipate needing to obtain further funding to achieve our business objectives beyond such date.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common stockholders’ ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise funds through potential collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds also may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic events such as actual or anticipated changes in interest rates and economic inflation, current and future bank failures, global pandemics, geopolitical tensions between the U.S. and China and the impact of the Russia/Ukraine conflict and the war in the Middle East. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Annual Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2023 and 2022, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023 and 2022.

Item 8. Financial Statements and Supplementary Data

See the financial statements filed as part of this Annual Report as listed under Part IV, Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

As disclosed in the table below, during the three months ended December 31, 2023, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted plans for trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Name	Position	Date of Adoption	10b5-1 Trading Arrangement*	Scheduled End Date of Trading Arrangement[1]	Total Number of Securities to Be Sold Pursuant to the Arrangement[2]
John Thomas	Director	11/21/2023	X	06/30/2024	Up to 66,333 shares
James Tyree	Director	12/13/2023	X	09/15/2024	Up to 26,730 shares
Sean Ryder	General Counsel & Corporate Secretary	11/21/2023	X	05/21/2024	Up to 15,000 shares
Paul Scigalla	Chief Medical Officer	12/12/2023	X	08/27/2024	Up to 108,555 shares
Thomas Zindrick[3]	President & CEO	12/14/2023	X	08/15/2024	Up to 142,390 shares

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

1 Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

2 The number of shares to be sold under each trading arrangement represents the maximum actual number of shares issuable. The actual number of shares to be sold under each trading arrangement will depend on the price and the number of shares withheld to satisfy tax obligations of expiring options.

3 The shares subject to this trading arrangement are related to options expiring on August 15, 2024.

Item 9C. Disclosure Regarding Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our current executive officers and directors as of March 26, 2024. There are no family relationships among any of our directors or executive officers.

Name	Age	Position

Executive Officers:
Thomas Zindrick, J.D.	65	President, Chief Executive Officer and Chairman
Paul Scigalla, M.D., Ph.D.	79	Chief Medical Officer
Lourie Zak	61	Chief Financial Officer
Caroline Jewett	59	Head of Quality
Ralph Smalling	68	Head of Regulatory
Joseph Cappello, Ph.D.	67	Chief Technical Officer
Sean Ryder, J.D.	54	General Counsel and Corporate Secretary
Tony Yu, Ph.D.	53	Senior Vice President, Clinical Development

Non-Employee Directors:

Mary Mirabelli	67	Director
John Thomas, Ph.D.	66	Director
James L. Tyree	71	Lead Independent Director
John Smither	71	Director

Thomas Zindrick, J.D has served as our President, Chief Executive Officer and a member of our Board since May 2014 and as our Chair since July 2021. Currently, he serves as Executive Chair of Aeromics, Inc., a clinical-stage pharmaceutical company developing products for the treatment of edema in ischemic stroke, since August 2018. Mr. Zindrick served as Chief Executive Officer of Amitech Therapeutic Solutions, Inc., from 2012 to 2014. From 1993 to 2009, Mr. Zindrick was at Amgen Inc. (“Amgen”), where he held positions of increasing responsibility, including Vice President Associate General Counsel from 2001 to 2004 and again from 2008 to 2009. At Amgen, from 2004 to 2008, Mr. Zindrick served as Chief Compliance Officer. Prior to joining Amgen, Mr. Zindrick was an attorney at The Dow Chemical Company. Mr. Zindrick served on the board of directors of Amitech Therapeutic Solutions, Inc. from 2011 to February 2021 and DNX Biopharmaceuticals, Inc. from November 2014 to March 2020. Mr. Zindrick received his J.D. from the University of Illinois College of Law and a B.A. in biology from North Central College in Naperville, Illinois.

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

Lourie Zak has served as our Chief Financial Officer since August 2023. Ms. Zak most recently served as an Executive Consultant for CFO Assignments from March 2015 to August 2023. Ms. Zak previously served as the Chief Financial Officer of Guitar Center Brands of Guitar Center, Inc. from October 2014 to January 2015 and the Chief Financial Officer of SONIFI Solutions, Inc. from February 2013 to October 2014. Ms. Zak received a B.B.A. in Accounting from Texas State University.

Caroline Jewett has served as our Head of Quality since July 2023. From October 2016 to present, Ms. Jewett has served as President of Avant Quality LLC. From 1987 to 2014, Ms. Jewett held positions of increasing responsibility at Amgen, Inc., including Site Head for Clinical Quality, Executive Director for Corporate Quality and Plant Manager for both commercial and clinical manufacturing facilities. She also served as the Inflammation Therapeutic Area Head for Operations. Ms. Jewett received her B.A. in Microbiology from the University of California, in Santa Barbara, California.

Ralph Smalling has served as our Head of Regulatory since July 2023. From 2005 to present, Mr. Smalling has served as Principal Consultant at Linus Consulting, LLC. Mr. Smalling has over 35 years of experience in the biopharmaceutical industry, with expertise in all aspects of regulatory development and international safety. From February 1982 to May 2005, he served at Amgen in positions of increasing responsibility, including Vice President of Regulatory Affairs and International Safety. Under his leadership, Amgen obtained marketing authorizations, supplemental approvals and orphan drug designations in the United States, Europe, Canada and Australia for numerous products. Mr. Smalling was a member of the industry team that negotiated PDUFA II and drafted several of the provisions included in the FDAMA legislation passed by Congress in 1997. Mr. Smalling earned a M.S. in Microbiology from California State University, Long Beach, and a B.A. in Biology from Occidental College.

Joseph Cappello, Ph.D. has served as our Chief Technical Officer since July 2023. He previously served as our General Manager of Manufacturing since September 2018 and our Vice President of Pharmaceutical Development since November 2012. From 1988 to 2010, Dr. Cappello served as the Vice President and Chief Technology Officer of Protein Polymer Technologies Inc. From January to September 2012, Dr. Cappello served as the Director and General Manager in the Biological Test Center of B. Braun Medical Inc. Dr. Cappello earned his Ph.D. in Biological Chemistry from the University of Cincinnati, College of Medicine, and his B.S. in Molecular and General Genetics from the University of California, Davis.

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

Tony Yu, Ph.D. has served as our Senior Vice President of Clinical Development since July 2023. He previously served as our Vice President of Clinical Trial Operations since January 2010. From 2008 to 2010, he served as our Associate Vice President of Preclinical Research and Business Development. From 2002 to 2008, Dr. Yu was Director of the Imaging Group and Director of Tumor Diagnosis/Therapy. Dr. Yu received a B.A. in biology from the University of Utah and a Ph.D. in anatomy and biochemistry from Loma Linda University.

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

James L. Tyree has served as a member of the Board since May 2012 and as our Lead Independent Director since July 2021. Mr. Tyree previously served as Chairman of the Board from 2014 to 2021. Mr. Tyree is the retired co-founder and managing partner of Tyree & D’Angelo Partners, a private equity investment firm founded in 2014. Prior to founding Tyree & D’Angelo Partners, Mr. Tyree served as Executive Vice President and President of Abbott Biotech Ventures, a subsidiary of Abbott Laboratories in 2012. Prior to that position, Mr. Tyree held numerous executive positions at Abbott, including Executive Vice President Global Pharmaceuticals, Senior Vice President Global Nutrition, Corporate Vice President Pharmaceutical and Nutritional Products Group Business Development and Divisional Vice President and General Manager, Japan. Mr. Tyree also served as a member of the board of directors of ChemoCentryx, Inc. since June 2012, until the company was sold to Amgen in 2022 and at that time was lead independent director. Mr. Tyree previously served as a member of the board of directors of SonarMed, Inc. (now a subsidiary of Medtronic plc). Mr. Tyree currently serves as a member of the board of directors and chair of the compensation committee of Assertio Holdings, Inc. since October 2016. Mr. Tyree previously served as chairman of the board of directors of the Illinois Biotechnology Industry Organization, as a member of the Advisory Board of the University of Chicago Booth Graduate School of Business, and as a member of the Chicago Council on Global Affairs chairing the Global Health Policy Roundtable. Mr. Tyree earned his B.A. in psychology and forensic studies and an M.B.A. from Indiana University.

We believe that Mr. Tyree’s extensive experience in biotechnology and pharmaceuticals qualifies him to serve on the Board.

John Smither has served as a member of the Board since September 2023. From August 2023 to present, Mr. Smither has served as the Interim Chief Financial Officer of Arcutis Biotherapeutics, Inc. (“Arcutis”) from August 2023 and from May 2019 and May 2021, served as the Chief Financial Officer of Arcutis, where he was responsible for all financial aspects of Arcutis including leading Arcutis’s successful initial public offering and two follow-on financings. Previously, Mr. Smither was the Chief Financial Officer at Sienna Biopharmaceutics from January 2016 to April 2017, and again from April 2018 to March 2019. Mr. Smither also served as the Interim Chief Financial Officer at Kite Pharma, a Gilead Company, from November 2017 through April 2018, and was the chief financial officer of Unity Biotechnology from January 2016 to July 2017. He also served as chief financial officer at Kythera Biopharmaceuticals (“Kythera”), where he was responsible for all financial activities during early clinical stage development through approval and launch, led private fundraising rounds, prepared Kythera for its successful initial public offering in October 2012, and oversaw its acquisition by Allergan plc for approximately $2.1 billion. At Amgen, Mr. Smither held several financial positions of increasing responsibility, including vice president of finance and administration for Amgen’s European operations in 28 countries, and served as Executive Director of Corporate Accounting. In January 2023, Mr. Smither was appointed to the board of NewAmsterdam Pharma and has served as the chair of its audit committee since January 2022. Since January 2022, Mr. Smither has served as a member of the board of directors of Applied Molecular Transport Inc., as chair of its audit committee, and as a member of its compensation committee. Since March 2018, Mr. Smither has served as a member of the board of directors of eFFECTOR Therapeutics Inc. and its predecessor entity, as chair of its audit committee, and as a member of its nominating and corporate governance committee. Additionally, from December 2013 to May 2020, Mr. Smither served as a member of the board of directors of Achaogen, Inc., as chair of its audit committee, and as a member of its compensation committee. Mr. Smither began his career at Ernst & Young, where he was audit partner and held a certification as a Certified Public Accountant (inactive). He holds a B.S. in accounting, with honors, from California State University at Los Angeles.

We believe Mr. Smither’s extensive experience as a chief financial officer and service on the boards of directors of other biotechnology and pharmaceutical companies qualifies him to serve on our Board.

Code of Conduct

We have adopted a Code of Conduct that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Conduct is available on the Corporate Governance section of our website at www.genelux.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website. The information contained on our website is not considered part of, or incorporated by reference into, this Annual Report on Form 10-K or any other filing that we make with the SEC.

Audit Committee Members and Financial Expert

The Audit Committee of the Board, or the Audit Committee, was established by the Board to oversee our corporate accounting and financial reporting processes, systems of internal control and financial-statement audits, and to oversee our independent registered accounting firm. The Audit Committee is currently composed of three directors: Ms. Mirabelli, Mr. Woodward, and Dr. Thomas, with Dr. Thomas serving as Chair. The Board has adopted a written Audit Committee charter that is available to stockholders on our website at https://investors.genelux.com/corporate-governance/documents-charters. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2023, consisting of our principal executive officer and the next two most highly compensated executive officers who were serving in such capacity as of December 31, 2023, were:

●	Thomas Zindrick, J.D., our President and Chief Executive Officer;

●	Lourie Zak, our Chief Financial Officer; and

●	Caroline Jewett, our Vice President, Head of Quality.

Summary Compensation Table

The following table presents all of the compensation awarded to or earned by or paid to our named executive officers during the fiscal years ended December 31, 2023 and 2022.

	Fiscal	Salary	Bonus	Option Awards (1)		Stock Awards (1)	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)		($)	($)	($)
Thomas Zindrick, J.D.	2023	570,519	—	5,479,863	(4)	151,110	471	6,201,963
President and Chief Executive Officer	2022	500,000	—	—				516,893

Lourie Zak (2)	2023	119,077	—	2,711,285			157	2,830,362
Chief Financial Officer	2022	—	—	—			—	—

Caroline Jewett (3)	2023	134,538	—	2,029,994			188	2,620,416
Vice President, Head of Quality	2022	—	—	—			—	—

(1)	The amounts disclosed represent the aggregate grant date fair value of stock options and restricted stock unit awards (RSU) granted to our named executive officers under our 2019 and 2022 Plans, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation—Stock Compensation (“ASC Topic 718”). As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the stock options are set forth in Note 13 to our annual financial statements included in our Annual Report. This amount does not reflect the actual economic value that may be realized by the named executive officer upon vesting or exercise of the stock options and RSU’s, or the sale of the common stock underlying such awards.
(2)	Ms. Zak joined the Company in August 2023 and as such, her 2023 salary reflects the pro rata amount earned in 2023.
(3)	Ms. Jewett joined the Company in October 2023 and as such, her 2023 salary reflects the pro rata amount earned in 2023.
(4)	Amount reported for Mr. Zindrick represents (a) fair market value of options granted in 2023 in the amount of 250,000 shares ($4,518,800); and (b) the incremental fair value of his stock options repriced during the fiscal year ended December 31, 2023, measured pursuant to ASC Topic 718, the basis for computing the stock-based compensation in our financial statements ($961,063).
(5)	Consists of the Company’s contributions to employee benefit plans in 2023.

Annual Base Salary

The 2023 annual base salaries for our named executive officers are set forth in the table below. Prior to April 1, 2023, Mr. Zindrick’s annual base salary was $500,000, which was subsequently increased pursuant to his May 30, 2023, employment agreement, as discussed further below in the section titled “—Agreements with Named Executive Officers.”

Name	2023 Base Salary
Thomas Zindrick, J.D.	$595,000
Lourie Zak	$360,000
Caroline Jewett	$300,000

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. The Board or an authorized committee thereof is responsible for approving equity grants.

We have generally used stock options as an incentive for long-term compensation to our executive officers because stock options allow our executive officers to realize value from this form of equity compensation only if our stock price increases. We may grant equity awards, including restricted stock units, at such times as the Board determines appropriate. Our executives generally are awarded an initial grant in the form of a stock option in connection with their commencement of employment with us. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to our initial public offering, we granted stock options to each of our named executive officers pursuant to our 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan was replaced by our 2019 Equity Incentive Plan (the “2019 Plan”) in January 2019. Upon the effective date of the 2019 Plan, no further grants were made under our 2009 Plan. Any outstanding awards granted under our 2009 Plan will remain subject to the terms of our 2009 Plan and applicable award agreements. Upon the completion of our initial public offering, we adopted our 2022 Equity Incentive Plan (the “2022 Plan”), which replaced our 2019 Plan. Upon the adoption of the 2022 Plan, no further grants were made under our 2022 Plan. Any outstanding awards granted under our 2019 Plan will remain subject to the terms of our 2019 Plan and applicable award agreements. In September 2023, the Company also adopted the 2023 Inducement Plan, pursuant to which the Company may exclusively grant awards to individuals that were not previously Company employees or directors, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

All stock options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Our stock option and restricted stock unit awards are subject to a variety of vesting periods, including vesting over a four-year period, a two-year period, or being fully vested on the date of grant, and may be subject to acceleration of vesting and exercisability under certain termination and change in control events as described below in the section titled “—Potential Payments Upon Termination or Change in Control.”.

Agreements with Named Executive Officers

Below are descriptions of our employment agreements with Mr. Zindrick, Ms. Zak and Mr. Ryder. The employment of each of our named executive officers is at will. Each of our named executive officers is eligible for certain severance and change in control benefits, as described below in the section titled “—Potential Payments Upon Termination or Change in Control.”

Mr. Zindrick. We entered into an employment agreement with Mr. Zindrick on May 30, 2023, with retroactive effect to April 1, 2023. Pursuant to the agreement, Mr. Zindrick is entitled to an initial base salary of $595,000 and an annual discretionary bonus of up to 55% of his annual base salary. The agreement also provides that Mr. Zindrick will be eligible to receive an annual discretionary option and/or other equity award grant covering shares of our common stock, as determined by the Board in its discretion based upon the achievement of corporate and/or individual objectives and milestones that are determined in the sole discretion of the Board, pursuant to our 2022 Plan.

Ms. Zak. We entered into an employment agreement with Ms. Zak on August 28, 2023. Pursuant the agreement, effective as of August 28, 2023 (the “Zak Effective Date”), Ms. Zak is entitled to an initial base salary of $360,000 per year and an annual discretionary bonus of up to 40% of her then-current base salary based on the achievement of certain performance goals determined by the Board of Directors of the Company (and prorated for the number of calendar days she is employed in a calendar year). Ms. Zak’s employment agreement provides for an option to purchase 150,000 shares of common stock of the Company with a per share exercise price equal to the fair market value on the date of grant (the “Zak Option”). The shares subject to the Zak Option will vest over four years of continuous service to the Company, with 25% of the shares subject to the Zak Option vesting on the first-year anniversary of the Zak Effective Date, and the remaining shares vesting in equal monthly installments over the subsequent 36 months of continuous service thereafter. Ms. Zak’s employment may be terminated at-will by either party, with or without notice, subject to the terms of the agreement.

Ms. Jewett. We entered into an employment agreement with Ms. Jewett on June 15, 2023. Pursuant to the agreement, effective as of June 30, 2023 (the “Jewett Effective Date”), Ms. Jewett is entitled to an initial base salary of $240,000 per year and an annual discretionary bonus of up to 30% of her then-current base salary based on the achievement of certain performance goals (and prorated for the number of calendar days she is employed in a calendar year). Ms. Jewett’s employment agreement provides for an option to purchase 88,000 shares of common stock of the Company, as determined by the Board in its discretion based upon the achievement of corporate and/or individual objectives and milestones in the sole discretion of the Board, pursuant to our 2022 Plan (the “Jewett Option”). The shares subject to the Jewett Option will vest over four years of continuous service of the Company, with 25% of the shares subject to the Jewett Option vesting on the first-year anniversary of the Jewett Effective Date, and the remaining shares vesting in equal monthly installments over the subsequent 36 months of continuous service thereafter. Ms. Jewett’s employment may be terminated at-will by either party, with or without notice, subject to the terms of the agreement.

Perquisites Health, Welfare and Retirement Benefits

Our named executive officers, during their employment with us, are eligible to participate in our employee benefit plans, including our medical, dental, group term life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. In addition, we provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “401(k) Plan.”

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

Employee Benefit and Stock Plans

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants and directors with the financial interests of our stockholders. In addition, we believe that our ability to grant options and other equity-based awards helps us to attract, retain and motivate employees, consultants, and directors, and encourages them to devote their best efforts to our business and financial success. The principal features of our equity incentive plans and our 401(k) plan are summarized below. These summaries are qualified in their entirety by reference to the actual text of the plans, which, other than the 401(k) plan, are filed as exhibits to the registration statement of which this prospectus is a part.

401(k) Plan

We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. We have the ability to make employer profit sharing contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of Internal Revenue Code of 1986, as amended (the “Code”), with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

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

Pursuant to the terms of Mr. Zindrick’s employment agreement, in the event he is subject to a termination without “cause” or he resigns for “good reason” (each, as defined in Mr. Zindrick’s employment agreement), Mr. Zindrick shall be entitled to receive (i) continued payment of his base salary for twelve (12) months and Company-paid COBRA premiums for up to twelve (12) months, and (ii) in the event of a termination by the Company without cause, 100% of his target annual bonus for the calendar year in which the separation occurs. In the event Mr. Zindrick is subject to a termination without cause or he resigns for good reason within three (3) months prior to or eighteen (18) months following a “change in control” (as defined in the 2022 Plan), Mr. Zindrick shall be entitled to receive (i) a lump sum cash payment equal to eighteen (18) months of his then-current base salary and 100% of his target annual bonus for the calendar year in which the separation occurs; and (ii) Company-paid COBRA premiums for up to eighteen (18) months. Such benefits are contingent on Mr. Zindrick’s execution and nonrevocation of a general release of claims against the Company.

Pursuant to the terms of Ms. Zak’s employment agreement, in the event she is subject to a termination without “cause” or she resigns for “good reason” (each, as defined in Ms. Zak’s employment agreement), Ms. Zak shall be entitled to Company-paid COBRA premiums for up to twelve (12) months. In the event Ms. Zak is subject to a termination without cause or she resigns for good reason within three (3) months prior to or eighteen (18) months following a “change in control” (as defined in the 2022 Plan), Ms. Zak shall be entitled to receive (i) a lump sum cash payment equal to eighteen (12) months of her then-current base salary and 100% of her target annual bonus for the calendar year in which the separation occurs; and (ii) Company-paid COBRA premiums for up to twelve (12) months. Such benefits are contingent on Ms. Zak’s execution and nonrevocation of a general release of claims against the Company.

Pursuant to the terms of Ms. Jewett’s employment agreement, in the event she is subject to a termination for any reason, Ms. Jewett is entitled to all accrued and unpaid wages earned through Ms. Jewett’s last day of employment. In the event Ms. Jewett is subject to an “involuntary termination” that does not occur within the “change in control period” (each, as defined in Ms. Jewett’s employment agreement), Ms. Jewett shall be entitled to Company-paid COBRA premiums for up to nine (9) months. In the event Ms. Jewett is subject to an “involuntary termination” during a “change in control period,” Ms. Jewett is entitled to receive (i) a lump sum cash payment equal to nine (9) months of her then-current base salary and (ii) Company-paid COBRA premiums for up to nine (9) months. Such benefits are contingent on Ms. Jewett’s execution and nonrevocation of a general release of claims against the Company.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2023.

		Option Awards(1)				Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price Per Share ($)(2)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)

Thomas Zindrick, J.D.	8/15/2014(3)	333,333	—	6.00	8/15/2024	—	—
	9/19/2017(3)	200,000	—	6.00	9/19/2027	—	—
	9/19/2017(3)	725,000	—	6.00	9/19/2027	—	—
	3/23/2020(3)	157,372	—	6.00	3/23/2030	—	—
	9/24/2020(3)	23,568	—	6.00	9/24/2030	—	—
	9/11/2023(5)(6)		250,000	22.40	9/24/2030	—	—

Lourie Zak	9/11/2023(5)(6)		150,000	22.40	9/11/2033	—	—

Caroline Jewett	9/11/2023(5)(6)		88,000	22.40	9/11/2033
	9/11/2023(4)					20,000	448,000
	10/2/2023(5)(6)		22,000	24.75	10/2/2033

(1)	All of the option and RSU awards were granted under the 2009 Plan, the 2019 Plan, the 2022 Plan or the 2023 Inducement Plan, the terms of which are described below under “Equity Compensation Arrangements—2009 Equity Incentive Plan, 2019 Equity Incentive Plan, 2022 Equity Incentive Plan and 2023 Inducement Plan.”
(2)	In September 2022, the Board approved a stock option repricing whereby the exercise prices of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, were adjusted to equal the initial offering price of $6.00, contingent and effective upon the completion of the Company’s initial public offering.
(3)	All shares subject to this option award were fully vested as of the date of grant.
(4)	The shares subject to this RSU award vest on the following schedule: 25% of the total shares vest on March 1, 2024, and; the balance of the shares will vest as to 8.33% on each of the subsequent twelve (12) “quarterly vesting dates” thereafter, subject to continuous service through each such date. “Quarterly vesting dates” means each of March 1, June 1, September 1, and December 1; provided, however, that to the extent any such date occurs on a weekend day or U.S. federal holiday, the quarterly vesting date will be deemed to occur on the immediately following day that is not a weekend day or U.S. federal holiday.
(5)	The shares subject to this option award vest as to 25% of the total shares on the one-year anniversary of the vesting commencement date September 11, 2023 with respect to Mr. Zindrick, August 28, 2023 with respect to Ms. Zak, and June 30, 2023 with respect to Ms. Jewett’s September 11, 2023 option grant, and September 11, 2023 with respect to Ms. Jewett’s October 2, 2023 option grant),and vest in 1/36th monthly thereafter, subject to continuous service through each such date.
(6)	In the event optionholder is terminated without cause within three (3) months prior to, or within eighteen (18) months following, a change in control, or resigns for good reason within such period, then the unvested portion of this option shall vest and become exercisable in full.

Equity Compensation Arrangements

Since our initial public offering, we have granted stock options and other equity awards to employees, including Named Executive Officers, under our 2022 Plan and 2023 Inducement Plan. Prior to the initial public offering, we granted stock options and other equity awards under our 2019 Plan and 2009 Plan. Also, since our initial public offering, we have maintained the ESPP to provide additional long-term equity incentives to our employees and Named Executive Officers. The following is a brief summary of the material terms of each of our equity compensation plans.

2022 Equity Incentive Plan

Types of Awards. Our 2022 Plan provides for the grant of incentive stock options (ISOs) to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates.

Corporate Transactions. The following applies to stock awards under the 2022 Plan in the event of a corporate transaction, unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the plan administrator at the time of grant.

In the event of a corporate transaction, any stock awards outstanding under the 2022 Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the transaction (contingent upon the effectiveness of the transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the transaction). With respect to performance awards with multiple vesting levels depending on performance level, unless otherwise provided by an award agreement or by the administrator, the award will accelerate at 100% of target. If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then with respect to any such stock awards that are held by persons other than current participants, such awards will terminate if not exercised (if applicable) prior to the effective time of the transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the transaction. The plan administrator is not obligated to treat all stock awards or portions of stock awards in the same manner and is not obligated to take the same actions with respect to all participants.

In the event a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the plan administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (1) the value of the property the participant would have received upon the exercise of the stock award over (2) any exercise price payable by such holder in connection with such exercise.

Under our 2022 Plan, a corporate transaction is defined to include the consummation of: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of at least 50% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction, and (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding before such transaction are converted or exchanged into other property by virtue of the transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder.

Change in Control. In the event of a change in control, as defined under our 2022 Plan, awards granted under our 2022 Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement.

Under the 2022 Plan, a change in control is defined to include (1) the acquisition by any person or company of more than 50% of the combined voting power of our then outstanding stock; (2) a consummated merger, consolidation or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity); (3) the approval by the stockholders or the board of directors of a plan of complete dissolution or liquidation of the company, or the occurrence of a complete dissolution or liquidation of the company, except for a liquidation into a parent corporation; (4) a consummated sale, lease, exclusive license or other disposition of all or substantially all of our assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders; and (5) an unapproved change in the majority of the board of directors.

2019 Equity Incentive Plan

Types of Awards. Our 2019 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, directors, and consultants.

Transactions. Our 2019 Plan provides that, in the event of a “change in control” or a “corporate transaction,” unless otherwise provided in an award agreement or other written agreement between us and the award holder or unless otherwise expressly provided by our board of directors at the time of grant of a stock award, our board of directors, the plan administrator, may take one or more of the following actions with respect to such stock awards contingent upon the closing or completion of the transaction:

●	arrange for the assumption of, continuation of or substitution of the stock award by the surviving or acquiring corporation;

●	arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring corporation;

●	provide for acceleration of vesting of any stock award;

●	arrange for the lapse of any reacquisition or repurchase rights held by us with respect to the stock award;

●	provide for the cancellation of any stock award, to the extent not vested or not exercised prior to the effective time of such transaction, for such cash consideration, if any, as the board of directors in its sole discretion may consider appropriate; or

●	make a payment (in such form as may be determined by the board of directors) equal to the excess, if any, of (A) the value of the property that would have been received upon the exercise of the stock award immediately prior to the effective time of the transaction, over (B) any exercise price payable by such holder in connection with such exercise, with such payments delayed to the same extent that payment of consideration to the holders of our common stock is delayed as a result of escrows, earn outs, holdbacks or any other contingencies related to such transaction.

The plan administrator is not obligated to treat all stock awards or portions of stock awards in the same manner and is not obligated to treat all participants in the same manner.

Change in Control. A stock award may be subject to additional acceleration of vesting and exercisability upon or after a change in control as may be provided in an applicable award agreement or other written agreement, but in the absence of such provision, no such acceleration will occur.

2009 Equity Incentive Plan

Types of Awards. Our 2009 Plan provides for the grant of ISOs to our employees, NSOs, restricted stock awards, stock appreciation rights, dividend equivalent awards, stock payment awards and restricted stock unit awards to restricted stock units to employees, non-employee directors and consultants.

Corporate Transactions. Our 2009 Plan provides that in the event of certain changes to the capital structure describe above or a change in control, the plan administrator may take one or more of the following actions with respect to such stock awards:

●	to provide for either (A) termination of any award in exchange for an amount of cash or other property equal to the amount that would have been received upon the exercise of such award or realization of participants rights, or (B) the replacement of such award with other rights or property;

●	arrange for the assumption, continuation, or substitution of a stock award by a surviving or acquiring corporation;

●	to make adjustments in the number and type of securities subject to outstanding awards, and to the terms and conditions of awards;

●	to provide that an award will be exercisable, payable, or fully vested with respect to all shares; or

●	to provide that an award cannot vest, be exercised or become payable after such event.

If a change in control occurs and awards are not continued, converted, assumed, or replaced by the successor entity, then immediately prior to such change in control, the awards will become fully exercisable or payable.

2022 Employee Stock Purchase Plan

The 2022 Employee Stock Purchase Plan (ESPP) is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for U.S. employees. Under the ESPP, all of our regular employees, including our Named Executive Officers, and employees of any of our parent or subsidiary companies designated by the board of directors as eligible to participate may participate and may contribute, normally through payroll deductions, up to 15% of their earnings up to a total of $25,000 per purchase period for the purchase of our common stock under the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our common stock will be purchased for employees participating in the offering. Unless otherwise determined by the Board of Directors, shares of our common stock are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase.

Corporate Transactions. In the event of certain significant corporate transactions, including the consummation of (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 50% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction, or (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction, any then-outstanding rights to purchase our stock under the ESPP may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue, or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of our common stock within ten business days before such corporate transaction, and such purchase rights will terminate immediately.

2023 Inducement Plan

Types of Awards. Our 2023 Inducement Plan provides for the grant of ISOs, NSOs, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1.

Corporate Transactions. The following applies to stock awards under the 2023 Inducement Plan in the event of a corporate transaction, unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the plan administrator at the time of grant.

In the event of a corporate transaction, any stock awards outstanding under the 2023 Inducement Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the transaction (contingent upon the effectiveness of the transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the transaction). With respect to performance awards with multiple vesting levels depending on performance level, unless otherwise provided by an award agreement or by the administrator, the award will accelerate at 100% of target. If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then with respect to any such stock awards that are held by persons other than current participants, such awards will terminate if not exercised (if applicable) prior to the effective time of the transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the transaction. The plan administrator is not obligated to treat all stock awards or portions of stock awards in the same manner and is not obligated to take the same actions with respect to all participants.

In the event a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the plan administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (1) the value of the property the participant would have received upon the exercise of the stock award over (2) any exercise price payable by such holder in connection with such exercise.

Under our 2023 Inducement Plan, a corporate transaction is defined to include the consummation of: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of at least 50% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction, and (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding before such transaction are converted or exchanged into other property by virtue of the transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder.

Change in Control. In the event of a change in control, as defined under our 2023 Inducement Plan, awards granted under our 2023 Inducement Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement.

Under the 2023 Inducement Plan, a change in control is defined to include (1) the acquisition by any person or company of more than 50% of the combined voting power of our then outstanding stock; (2) a consummated merger, consolidation or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity); (3) the approval by the stockholders or the board of directors of a plan of complete dissolution or liquidation of the company, or the occurrence of a complete dissolution or liquidation of the company, except for a liquidation into a parent corporation; (4) a consummated sale, lease, exclusive license or other disposition of all or substantially all of our assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders; and (5) an unapproved change in the majority of the board of directors.

Non-Employee Director Compensation

The following table sets forth information regarding the compensation earned for service on the Board during the year ended December 31, 2023. Thomas Zindrick, J.D., our current President and Chief Executive Officer, was also a member of the Board during 2023, but did not receive any additional compensation for his service as a director on the Board. Mr. Zindrick’s compensation as an executive officer is set forth in the section titled “Executive Compensation—Summary Compensation Table.” All of our non-employee directors are entitled to reimbursement of direct expenses incurred in connection with attending meetings of the Board or committees thereof.

Name	Cash Compensation ($)	Option Awards ($)(1)	Stock Awards ($)(1)	Total ($)

James L. Tyree	70,000	77,500	136,630	284,130
John Thomas, Ph.D.	64,000	77,500	136,630	278,130
Mary Mirabelli	60,500	77,500	84,070	222,070
John Smither	18,621	155,000	155,000	328,621
Gabe Woodward (2)	32,800	0	6,570	39,370

(1)

The amounts reported in this column do not reflect dollar amounts actually received by the director. Instead, the amounts reflect the aggregate grant date fair value of the stock options and RSU’s granted to the director during 2023 under the 2022 Plan, computed in accordance with ASC Topic 718, as further described below. As required by SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. The amount reported in this column reflects the accounting cost for these stock options and does not correspond to the actual economic value that may be received by the director upon the exercise of the stock options or any sale of the underlying shares of common stock.

(2)

Effective July 12, 2023, Mr. Woodward resigned from the Board.

The table below sets forth the aggregate number of shares subject to outstanding stock options beneficially owned by each of our directors as of December 31, 2023:

Name	Number of Shares Underlying Outstanding Options as of December 31, 2023	Number of Shares Underlying Outstanding RSU Awards as of December 31, 2023	Total Shares
James L. Tyree	123,464	3,460	126,924
John Thomas, Ph.D.	85,137	3,460	88,597
Mary Mirabelli	29,397	3,460	32,857
John Smither	8,447	6,343	14,790
Gabe Woodward	-	-	-

The exercise price of each option is equal to the fair market value of our common stock as of the date of grant.

Non-Employee Director Compensation Policy

We maintain a non-employee director compensation policy that is applicable to all of our non-employee directors, which was effective from the date of our initial public offering, and was most recently amended in September, 2023. This compensation policy provides that each such non-employee director will automatically receive the following compensation for service on the Board:

●	an annual cash retainer of $40,000;
●	an additional annual cash retainer of $30,000 to the lead independent director of the Board;
●	an additional annual cash retainer of $15,000, $10,000, and $8,000 for service as chair of our Audit Committee, Compensation Committee and Nominating Committee, respectively;
●	an additional annual cash retainer (not applicable to committee chairs) of $7,500, $5,000, and $4,000 for service as a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively;
●	for each eligible director who is first elected or appointed to the Board, an initial option to purchase a number of shares of our common stock with a grant-date value of $155,000 and a restricted stock unit award with a grant-date value of $155,000 (the “Initial Grants”). These Initial Grants will vest in equal installments every three months over a three year period such that the Initial Grants are fully vested on the third anniversary of the date of grant, subject to the directors continuous service through each such vesting date, and will vest in full upon a Change in Control (as defined in the 2022 Plan)..The number of shares underlying stock options hall be calculated based on the grant date fair value of a share of our common stock using a Black-Scholes model. The number of shares underlying restricted stock unit awards shall be calculated in accordance with the Company’s equity award policy in effect from time to time;
●	an annual option grant to purchase a number of shares of our common stock with a grant-date value of $77,500 and a restricted stock unit award with a grant-date value of $77,500 (the “Annual Grants”); provided, however, that if a director has not served as member of the Board for 12 months prior to the applicable annual stockholder meeting, the number of shares subject to such individual’s Annual Grants will be pro-rated based on the number of full months served on the Board, rounded to the nearest whole share. The Annual Grants will vest on the first anniversary of the date of grant, provided that the Annual Grants will in any case be fully vested on the date of Company’s next annual stockholder meeting, subject to the director’s continuous service through such vesting date and will vest in full upon a Change in Control (as defined in the Plan). The number of shares underlying stock options hall be calculated based on the grant date fair value of a share of our common stock using a Black-Scholes model. The number of shares underlying restricted stock unit awards shall be calculated in accordance with the Company’s equity award policy in effect from time to time.

Each of the option grants and restricted stock unit awards described above will be granted under our 2022 Plan. The term of each option will be 10 years, subject to earlier termination as provided in the 2022 Plan.

In addition, the Board or the Compensation Committee may from time to time determine to make discretionary grants of stock options or other equity awards under the 2022 Plan to our non-employee directors in connection with their service on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our capital stock as of March 26, 2024 by:

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

Applicable percentage ownership is based on 26,865,473 shares of common stock outstanding as of March 26, 2024.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Genelux Corporation, 2625 Townsgate Road, Suite 230, Westlake Village, California 91361.

Name and Address of Beneficial Owner:	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Greater than 5% Holders
Aladar Szalay, Ph.D.(1)	4,185,305	15.6%
Directors and Named Executive Officers:
Mary Mirabelli(2)	26,000	*
John Smither(3)	-	*
John Thomas, Ph.D. (4)	557,237	2.1%
James L. Tyree(5)	119,067	*
Thomas Zindrick, J.D.(6)	1,453,924	5.6%
Lourie Zak	-	*
Caroline Jewett(7)	6,135	*
All directors and executive officers as a group (11 persons)(8)	2,787,587	10.4%

*Represents beneficial ownership of less than 1%.

(1)	Based on a Schedule 13G filed by Dr. Szalay on February 2, 2024, consists of (i) 1,371,545 shares of common stock held by The Szalay 2010 Retained Annuity Trust, (ii) 2,258,760 shares of common stock held by The Szalay 2009 Irrevocable Trust and (iii) 550,000 shares of common stock held by The Szalay 2010 Children’s Trust, for which the reporting person has sole voting and dispositive power and 5,000 shares of common stock held by the reporting person’s spouse, for which the reporting person has shared voting and dispositive power.

(2)	Consists of (i) 1,000 shares of common stock; and (ii) 25,000 shares of common stock issuable to Ms. Mirabelli pursuant to options exercisable within 60 days of March 26, 2024.

(3)	Consists of 900 shares of common stock underlying an award of restricted stock units that are vesting within 60 days of March 26, 2024.
(4)	Consists of (i) 475,793 shares of common stock; and (ii) 81,444 shares of common stock issuable to Dr. Thomas pursuant to options exercisable within 60 days of the March 26, 2024.
(5)	Consists of 119,067 shares of common stock issuable to Mr. Tyree pursuant to options exercisable within 60 days of the March 26, 2024.
(6)	Consists of (i) 1,439,273 shares of common stock issuable to Mr. Zindrick pursuant to options exercisable within 60 days of March 26, 2024; and (ii) 14,651 shares of common stock.
(7)	Consists of (i) 1,135 shares of common stock held directly by Ms. Jewett and (ii) 5,000 shares of common stock pursuant to restricted stock units that vested as of March 26, 2024.
(8)	Consists of (i) the shares of common stock described in notes (2) and (4) through (8) above; (ii) 163,883 shares of common stock issuable to Dr. Scigalla pursuant to options exercisable within 60 days of March 26, 2024; (iii) (a) 159,999 shares of common stock issuable to Dr. Cappello pursuant to options exercisable within 60 days of March 26, 2024, and (b) 5,735 shares of common stock; (iv) (a) 207,652 shares of common stock issuable to Dr. Yu pursuant to options exercisable within 60 days of March 26, 2024, and (c) 5,735 shares of common stock; and (v) (a) 8,333 shares of common stock issuable to Mr. Smalling pursuant to options exercisable within 60 days of March 26, 2024, and (b) 2,065 shares of common stock; and (vi) (a) 71,250 shares of common stock issuable to Mr. Ryder pursuant to options exercisable within 60 days of March 26, 2024, and (b) 572 shares of common stock.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders:
2009 Equity Incentive Plan	2,207,618	6.08	—
2019 Equity Incentive Plan	1,709,033	6.08	—
2022 Equity Incentive Plan	763,711	22.47	2,036,289
2022 Employee Stock Purchase Plan	—	—	700,000
Equity compensation plans not approved by security holders	444,300	22.40	555.700
Total	5,124,662		3,291,989

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

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2022 and 2023, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

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

The Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, the Board has determined that Ms. Mirabelli, Dr. Thomas, Mr. Tyree, and Mr. Smither do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described in “Certain Relationships and Related Person Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weinberg & Company, P.A. (Los Angeles, California, PCAOB Auditor ID: 572), who performed our audit services for fiscal year 2023 and 2022 including an audit of the financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since 2021.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and 2022 by Weinberg & Company, P.A., our independent registered public accounting firm.

	Fees for Fiscal 2023	Fees for Fiscal 2022
Audit Fees	$219,338	$207,633
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	43,596	61,060
Total Fees	$262,934	$118,972

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

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Weinberg & Company, P.A. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision shall be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by Weinberg & Company, P.A. is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For a list of the financial statements included herein, see Index on page F-1 of this report.

(a)(2) Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

(a)(3) List of Exhibits.

Item 16. Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Investors’ Rights Agreement, by and among the Registrant and AbbVie, Inc. and Aladar Szalay, Ph.D., dated January 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.3¥	Form of Warrant to Purchase Common Stock issued to WDC Fund I, dated September 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.4	Form of Umbrella Agreement Regarding Family Investments (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.5	Form of Convertible Note Purchase Agreement under the Umbrella Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.6	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.8

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

4.10	Form of Warrant to Purchase Common Stock issued on August 1, 2023 in connection with Converted Convertible Notes Payable. (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

10.1+	Genelux Corporation 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.3+	Genelux Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.5+	Genelux Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.6+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.7+	Genelux Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.8+	Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).
10.9+

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Executive Officers under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.10+

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Non-Executives under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.11+

Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Executive Officers under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.12+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Non-Executives under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.13+

Genelux Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.14+	Form of Indemnification Agreement by and between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.15+	Offer Letter, by and between the Registrant and Sean Ryder, dated September 29, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.16+

Executive Employment Offer Letter, by and between the Registrant and Thomas Zindrick, J.D., dated May 30, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on June 2, 2023).

10.17+

Executive Employment Offer Letter, by and between the Registrant and Ralph Smalling, MS, dated June 1, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

10.18+

Executive Employment Offer Letter, by and between the Registrant and Caroline Jewett, dated June 15, 2023 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

10.19+	Executive Employment Offer Letter, by and between the Registrant and Lourie Zak, dated August 25, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.20	Lease Agreement, by and between the Registrant and 1175-1177 Idaho Street, LLC, dated January 2012, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.21	Lease Agreement, by and between the Registrant and Townsgate Property, LLC, dated as of August 2002 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.22	Industrial/Commercial Multi-Tenant Lease, by and between the Registrant and Marindustry Partners, LP, dated July 2018, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.23	Sixteenth Amendment to Lease Agreement, by and between the Registrant and 3030 Bunker Hill Owner (DE) LLC, dated January 26, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

10.24	Amended and Restated Limited Liability Company Agreement, by and between the Registrant, TVAX Biomedical, Inc. and V2ACT Therapeutics, LLC, dated January 3, 2019 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.25¥#	License Agreement, by and between TVAX Biomedical, Inc. and V2ACT Therapeutics, LLC, dated June 18, 2021, as amended (incorporated by reference to Exhibit10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.26¥#	License Agreement, by and between the Registrant and V2ACT Therapeutics, LLC, dated June 18, 2021, as amended (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.27¥#	License Agreement, by and between the Registrant and Newsoara BioPharma Co, Ltd., dated September 27, 2021 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.28¥#	License Agreement, by and between the Registrant and ELIAS Animal Health, LLC, dated November 15, 2021, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.29	Securities Purchase Agreement, dated May 12, 2023, by and among the Registrant and the Purchasers. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

23.1*	Consent of Weinberg & Company, P.A., independent registered public accounting firm.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this Annual Report on Form 10-K.
†	This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates management contract or compensatory plan.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2024

GENELUX CORPORATION

By:	/s/ Thomas Zindrick
Name:	Thomas Zindrick, J.D.
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Zindrick, J.D. and Lourie Zak, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Zindrick	President, Chief Executive Officer and Chairman (Principal Executive and Financial Officer)	March 29, 2024
Thomas Zindrick, J.D.

/s/ Lourie Zak	Chief Financial Officer (Principal Accounting Officer)	March 29, 2024
Lourie Zak

/s/ Mary Mirabelli	Director	March 29, 2024
Mary Mirabelli

/s/ James L. Tyree	Director	March 29, 2024
James L. Tyree

/s/ John Thomas	Director	March 29, 2024
John Thomas, Ph.D.

/s/ John Smither	Director	March 29, 2024
John Smither

Genelux Corporation

Index to the Financial Statements

For the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Genelux Corporation

Westlake Village, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genelux Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses from operations since inception and incurred a net loss and used cash in operations during the year ended December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Weinberg & Company, P.A.

Los Angeles, California

March 29, 2024

Genelux Corporation

Balance Sheets

(In thousands, except for share amounts and par value data)

	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$9,418	$397
Short-term investments	13,773	-
Prepaid expenses and other current assets	1,012	1,495
Total Current Assets	24,203	1,892

Property and equipment, net	1,170	644
Right of use assets	2,428	1,335
Deferred offering costs	-	1,568
Other assets	92	92
Total Other Assets	3,690	3,639

TOTAL ASSETS	$27,893	$5,531

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$3,784	$6,775
Accrued payroll and payroll taxes	2,117	2,852
Accrued interest payable	-	1,178
Accrued interest payable - director and shareholders	-	3,817
Deferred revenue	-	170
Warrant liabilities	-	169
Lease liability, current portion	653	266
Notes payable - shareholders, net of debt discount of $108 in 2022	-	992
Convertible notes payable - shareholders, current portion	-	15,407
Total Current Liabilities	6,554	31,626

Long-term Liabilities
Lease liability, long-term portion	1,866	1,164
Convertible notes payable, net of debt discount of $541 in 2022	-	8,524
Total Long-term Liabilities	1,866	9,688

Total Liabilities	8,420	41,314

Shareholders’ Equity (Deficit)
Preferred stock, Series A through K, par value $0.001, 10,000,000 shares authorized as of 12/31/2023 and 29,927,994 authorized as of 12/31/2022; no shares and 22,094,889 shares issued and outstanding, respectively;	-	22
Common stock, par value $0.001, 200,000,000 shares authorized; 26,788,986 and 9,126,726 shares issued and outstanding, respectively	27	9
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	241,389	154,401
Accumulated other comprehensive income	14	2
Accumulated deficit	(221,524)	(189,784)
Total Shareholders’ Equity (Deficit)	19,473	(35,783)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$27,893	$5,531

The accompanying notes are an integral part of these financial statements.

Genelux Corporation

Statements of Operations

(in thousands, except for share amounts and per share data)

	Years Ended
	December 31,
	2023	2022

Revenues	$170	$11,068

Operating expenses:
Research and development	12,767	9,078
General and administrative	11,568	5,003
Total operating expenses	24,335	14,081

Loss from operations	(24,165)	(3,013)

Other income (expenses):
Interest income	244	-
Interest expense	(173)	(1,150)
Debt discount amortization	(649)	(258)
Financing costs	(3,152)	-
Debt extinguishment costs	(402)	-
Gain on forgiveness of PPP loan payable	-	314
Total other income (expenses), net	(4,132)	(1,094)

Loss before provision for foreign income taxes	(28,297)	(4,107)
Provision for foreign income taxes	-	(1,100)

NET LOSS	$(28,297)	$(5,207)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(1.16)	$(0.57)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,429,278	9,116,489

The accompanying notes are an integral part of these financial statements.

F-4

Genelux Corporation

Statements of Comprehensive Loss

(in thousands, except for share amounts and per share data)

	Years Ended
	December 31,
	2023	2022

Net loss	$(28,297)	$(5,207)

Other comprehensive loss:
Net unrealized gain on short-term investments	12	-
Comprehensive loss	$(28,285)	$(5,207)

The accompanying notes are an integral part of these financial statements.

Genelux Corporation

Statements of Shareholders’ Equity (Deficit)

(in thousands)

	Preferred Stock							Accumulated Other
	Series A through K		Common Stock		Treasury Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Income	Deficit	Total

Balance, December 31, 2021	22,094,889	$22	9,110,060	$9	(433,333)	$(433)	$151,866	$2	$(184,577)	$(33,111)

Stock compensation	-	-	-	-	-	-	2,415	-	-	2,415

Shares issued upon exercise of stock warrants	-	-	16,666	-	-	-	120	-	-	120

Net loss during the year ended December 31, 2022	-	-	-	-	-	-	-	-	(5,207)	(5,207)

Balance, December 31, 2022	22,094,889	$22	9,126,726	$9	(433,333)	$(433)	$154,401	$2	$(189,784)	$(35,783)

Stock compensation	-	-	-	-	-	-	2,515	-	-	2,515

Unrealized gain on short-term investments	-	-	-	-	-	-	-	12	-	12

Issuance of common shares upon the closing of the initial public offering, net of offering costs	-	-	2,653,000	3	-	-	12,629	-	-	12,632

Issuance of common shares upon the closing of private financings, net of offering costs	-	-	1,292,079	2	-	-	25,140	-	-	25,142

Issuance of common shares upon conversion of preferred stock	(22,094,889)	(22)	8,359,143	8	-	-	14	-	-	-

Issuance of common shares upon conversion of convertible notes payable, accrued interest and loan fees	-	-	4,137,760	4	-	-	29,970	-	-	29,974

Issuance of common shares upon conversion of preferred stock dividends payable	-	-	272,101	-	-	-	3,443	-	(3,443)	-

Fair value of vested restricted stock units	-	-	113,500	-	-	-	940	-	-	940

Cost of stock option repricing	-	-	-	-	-	-	2,689	-	-	2,689

Reclassification of warrant liabilities upon the closing of the initial public offering	-	-	-	-	-	-	169	-	-	169

Fair value of warrants issued in connection with the the conversion of convertible notes payable	-	-	-	-	-	-	3,152	-	-	3,152

Conversion of notes payable-shareholders and accrued interest	-	-	73,134	-	-	-	1,865	-	-	1,865

Issuance of common shares upon exercise of stock options	-	-	232,787	-	-	-	1,474	-	-	1,474

Issuance of common shares upon exercise of stock warrants	-	-	528,756	1	-	-	2,988	-	-	2,989

Net loss during the year ended December 31, 2023	-	-	-	-	-	-	-	-	(28,297)	(28,297)

Balance, December 31, 2023	-	$-	26,788,986	$27	(433,333)	$(433)	$241,389	$14	$(221,524)	$19,473

The accompanying notes are an integral part of these financial statements.

Genelux Corporation

Statements of Cash Flows

(In thousands)

	Years Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(28,297)	$(5,207)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	499	553
Net amortization of premiums and discounts on short-term investments	(62)	-
Right-of-use assets	519	415
Amortization of debt discount	649	258
Stock compensation	2,515	2,415
Fair value of restricted stock units	940	-
Cost of stock option repricing	2,689	-
Debt extinguishment costs	402	-
Fair value of warrants issued in connection with the conversion of convertible notes payable	3,152	-
Gain on forgiveness of PPP loan payable	-	(314)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses and other assets	483	(168)
(Decrease) Increase in:
Accounts payable and accrued expenses	(2,358)	2,313
Accrued payroll and payroll taxes	(735)	(3)
Accrued interest payable	22	886
Deferred revenue	(170)	(4,330)
Lease liability	(523)	(389)
Net cash used in operating activities	(20,275)	(3,571)

Cash Flows from Investing Activities
Purchases of property and equipment	(1,025)	(49)
Purchases of short-term investments	(13,699)	-
Net cash used in investing activities	(14,724)	(49)

Cash Flows from Financing Activities
Proceeds from notes payable - shareholders	900	1,100
Repayment of notes payable - shareholders	(685)	-
Repayment of convertible notes payable - shareholders	-	(130)
Payment of deferred offering costs	(303)	(1,568)
Proceeds from the exercise of stock options	1,474	-
Proceeds from the exercise of stock warrants	2,989	120
Proceeds from common stock issued for cash in connection with the closing of the IPO	14,503	-
Proceeds from common stock issued for cash in connection with the closing of private financings	25,142	-
Net cash provided by (used in) financing activities	44,020	(478)

Net increase (decrease) in cash and cash equivalents	9,021	(4,098)

Cash and cash equivalents at beginning of year	397	4,495
Cash and cash equivalents at end of year	$9,418	$397

Supplemental cash flows disclosures:
Interest paid	$72	$264
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Effect of the extension of right-of-use assets and operating leases	$1,612	$686
Reclassification of deferred offering costs to shareholders’ equity	$1,871	$-
Reclassification of warrant liabilities to shareholders’ equity	$169	$-
Conversion of convertible notes payable, accrued interest and loan fees to shareholders’ equity	$29,974	$-
Conversion of preferred stock to common stock	$22	$-
Conversion of dividends payable to shareholders’ equity	$3,443	$-
Conversion of notes payable-shareholders and accrued interest to shareholders’ equity	$1,463	$-

The accompanying notes are an integral part of these financial statements.

GENELUX CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $28,297 and used cash in operations of $20,275 during the year ended December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2023, the Company had cash and cash equivalents, and short-term investments, in the amount of $23,191. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and licensing income, and it expects to continue to rely on these sources of capital in the future.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

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

For the years ended December 31, 2023 and 2022, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	December 31, 2023	December 31, 2022
Convertible notes payable	-	3,394,569
Common stock equivalent of Series A through K convertible preferred stock	-	7,567,630
Stock options	5,067,339	4,201,019
Stock warrants	512,759	725,174
Restricted stock units	57,900	-
Stock warrants, issuable upon conversion of notes payable	-	183,852
Total	5,637,998	16,072,244

Revenue Recognition

The Company records revenue under the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606) which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, we satisfy a performance obligation.

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

During the year ended December 31, 2022, the Company, under the Newsoara License Agreement (see Note 12), invoiced and collected $170 relating to supplying product for Newsoara to use in their clinical trials. As the product did not ship during the year ended December 31, 2022, the Company recorded the cash received as deferred revenue until the product was shipped. During the year ended December 31, 2023, the Company shipped the product to Newsoara and thus recognized the revenue.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2023. There were no cash equivalents as of December 31, 2022. As of December 31, 2023, the amount of cash equivalents included in cash and cash equivalents totaled $7,924.

Short-Term Investments

The Company’s short-term debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive loss and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of total other income (expense), net in the Statements of Operations. There were no realized gains or losses during the year ended December 31, 2023.

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a charge to interest income. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers such factors as, among other things, the severity of the impairment, any changes in interest rates, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the short-term debt security investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss.

No credit-related losses or impairments have been recognized on the Company’s investments in available-for-sale securities during the year ended December 31, 2023.

All of the Company’s short-term investments as of December 31, 2023 had maturities of less than one year.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Statement of Operations. As of December 31, 2022, the Company incurred $1,568 of deferred offering costs related to the Company’s IPO, and during the year ended December 31, 2023, the Company incurred an additional $303 of costs. During the year ended December 31, 2023, a total of $1,871 of deferred offering costs were recorded against the net proceeds received from the IPO.

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

The Company’s short-term investments and cash equivalents are carried at fair value, determined according to the fair value hierarchy described in Note 3 below. The carrying amount of the Company’s warrant liabilities of $169 at December 31, 2022 was based on Level 3 measurements. The carrying amounts of financial instruments such as cash, short-term investments, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments. The carrying amounts of the Company’s convertible notes payable approximated their fair values as the interest rates of the notes payable are based on prevailing market rates.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2023 and 2022.

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

Patents and Patent Application Costs

Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are therefore expensed as incurred and are included in General and Administrative expenses on the accompanying Statements of Operations. Patent expenses were $107 and $88 during the years ended December 31, 2023 and 2022, respectively.

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s current focus is on developing oncolytic immunotherapies for the treatment of cancer.

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

Research Contract Costs and Accruals

The Company has entered into various research and development-related contracts with companies both inside and outside of the United States. These agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. The Company records prepaid expenses and accruals for estimated ongoing research costs. When evaluating the adequacy of the prepaid expenses and accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the year ended December 31, 2023, comprehensive loss included $12 of unrealized gains on short-term investments, net of tax.

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

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

NOTE 3 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2023, Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$7,924	$—	$7,924
Short-term investments:
US Government Agency bonds	—	8,625	—	8,625
US Treasury bonds	—	5,148	—	5,148
	$—	$21,697	$—	$21,697

The underlying securities in the money market funds held by the Company are all government backed securities. During the year ended December 31, 2023, there were no transfers between levels. There were no cash equivalents or short-term investments as of December 31, 2022.

Valuation of cash equivalents and short-term investments

Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at December 31, 2023.

NOTE 4 - SHORT-TERM INVESTMENTS

As of December 31, 2023, the Company’s available-for-sale investments by type, consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
US Government agency bonds	$8,617	$8	$—	$—	$8,625
US Treasury bonds	5,144	4	—	—	5,148
	$13,761	$12	$—	$—	$13,773

As of December 31, 2023, all available-for-sale securities consisted of investments that mature within one year.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Furniture and office equipment	$148	$148
Laboratory equipment	2,792	2,762
Computer equipment	127	127
Leasehold improvements	557	557
Construction-in-progress	995	—
	4,619	3,594
Less: accumulated depreciation and amortization	(3,449)	(2,950)
Property and equipment, net	$1,170	$644

Depreciation expense for each of the years ended December 31, 2023 and 2022 was $499 and $553, respectively.

NOTE 6 – ACCRUED PAYROLL AND PAYROLL TAXES

As of December 31, 2022, the Company had accrued compensation owed to the Company’s Chief Executive Officer, another employee and two former employees that had accrued over a several year period in the amount of $2,852. During the year ended December 31, 2023, the Company repaid $1,187 of the amounts that were accrued. In addition, during the period, the Company incurred payroll tax liabilities of $2,037 relating to stock option exercises and restricted stock unit vesting, and repaid $1,716 of that liability, leaving a balance of $321 due as of December 31, 2023. As of December 31, 2023, a total of $2,117 was owed to employees for these past due balances, and for current accrued payroll and payroll taxes, and other compensation related benefits.

NOTE 7 – LEASE LIABILITIES

Operating Leases

The Company accounts for leases in accordance with ASC 842, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. In July 2018, the Company entered into a long-term non-cancellable lease agreement for its manufacturing facility that requires aggregate average monthly payments of $10 beginning October 2018. The lease terminated in September 2023, with a Company option to extend for an additional five years. The Company classified the lease as an operating lease and determined that the value of the right of use asset and lease liability at the adoption date was $518 and $519, respectively, using a discount rate of 4.00%. Effective April 2022, the Company extended the lease for the additional five-year period, through September 2028, with no changes to any of the other terms of the lease and has the option to extend the lease for an additional five years. Prior to the extension, the remaining lease liability amounted to $174. On the date of the extension, the Company determined that the value of the new right of use asset and lease liability was $860, respectively, using a discount rate of 4.00%. As such, the Company recorded an increase in lease liability of $686 as a result of the lease extension. Effective July 2023, the Company extended the lease for an additional two-year period, through October 2030, with no changes to any of the other terms of the lease and has the option to extend the lease for an additional five years. Prior to the extension, the remaining lease liability amounted to $701. On the date of the extension, the Company determined that the value of the new right of use asset and lease liability was $909, respectively, using a discount rate of 7.00%. As such, the Company recorded an increase in the lease liability of $208 as a result of the lease extension.

In December 2020, the Company entered into a long-term non-cancellable lease agreement for a laboratory facility that requires aggregate average monthly payments of $18 beginning January 2021. The Company classified the lease as an operating lease and determined that the value of the right of use asset and lease liability at the adoption date was $439, respectively, using a discount rate of 4.00%. Effective February 2023, the Company extended the lease term through December 2024, with no changes to any of the other terms of the lease.

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

In November 2023, the Company entered into a long-term non-cancellable lease agreement for a second manufacturing facility that requires aggregate average monthly payments of $12 beginning November 2023. The lease terminates in October 2030, with a Company option to extend for an additional five years. The Company classified the lease as an operating lease and determined that the value of the right of use asset and lease liability at the adoption date was $803, respectively, using a discount rate of 7.00%.

During the years ended December 31, 2023 and 2022, the Company made combined aggregate payments of $523 and $389, respectively, towards the lease liabilities. As of December 31, 2023 and 2022, the combined lease liability amounted to $2,519 and $1,430, respectively.

ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the years ended December 31, 2023 and 2022, the Company reflected combined amortization of the right of use assets of $519 and $415, respectively, related to the leases, resulting in a combined net asset balance of $2,428 and $1,335 as of December 31, 2023 and 2022, respectively.

The maturities of the Company’s lease liabilities are as follows as of December 31, 2023:

Years ending
2024	$653
2025	330
2026	362
2027	331
2028	275
Thereafter	568
2,519
Less: current portion	(653)
Long-term portion	$1,866

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and is currently on a month-to-month basis. Rent expense was $36 during the years ended December 31, 2023 and 2022, respectively.

NOTE 8 – NOTES PAYABLE – SHAREHOLDERS

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

During the year ended December 31, 2023, the Company extended the due date on the notes until April 30, 2023. During the year ended December 31, 2023, the Company borrowed an additional $900 from its shareholders, repaid $600 of principal and $11 of accrued interest, and $1,400 of principal and $63 of accrued interest was converted into 73,134 shares of the Company’s common stock with a fair value of $1,865. The notes accrued interest of $69 during the year. As of December 31, 2023, there was no outstanding principal and accrued and unpaid interest owed on the notes. Upon conversion of the notes payable, the Company incurred a debt extinguishment cost of $402, as the conversion price was lower than the fair value of the shares on the conversion date. This amount was recorded as debt extinguishment costs in the Statements of Operations during the year ended December 31, 2023.

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

The Company recognized a liability and recorded a debt discount at the date of issuance in 2022 in the amount of $169. The Company recorded the fair value of the warrants as warrant liabilities as of December 31, 2022. The notes’ discounts are being amortized over the term of the notes and the unamortized portion is recognized as a reduction to the carrying amount of the notes (a valuation debt discount). During the year ended December 31, 2022, the Company amortized $61 of debt discount, leaving an unamortized balance of $108 at December 31, 2022. During the year ended December 31, 2023, the Company amortized $108 of debt discount, leaving no unamortized balance at December 31, 2023.

The following table sets forth a summary of the changes in the estimated fair value of the warrant liabilities during the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Beginning balance	$169	$-
Recognition of warrant liabilities	-	169
Change in fair value	-	-
Extinguishment	(169)	-
Ending balance	$-	$169

NOTE 9 – CONVERTIBLE NOTES PAYABLE – SHAREHOLDERS

Convertible notes payable to shareholders consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Convertible notes payable - shareholders (a)	$—	$7,838
Convertible note payable - shareholder (b)	—	1,500
Convertible notes payable – shareholders (c)	—	700
Convertible notes payable - shareholders (d)	—	5,369
	—	15,407
Less: current portion	—	(15,407)
Convertible notes payable – shareholders – long - term portion	$—	$—

(a)

During the years ended December 31, 2011 through 2016, the Company entered into convertible note payable agreements with individuals aggregating to a total amount of $7,988. The notes initially accrued interest at 8% per annum, were unsecured and were convertible into the Company’s Series K preferred stock at $25.73 per share.

As of December 31, 2022, the principal amount due on the notes aggregated to $7,838 and total accrued and unpaid interest of $2,890 was owed on the notes. During the year ended December 31, 2023, $60 of principal and $36 of accrued and unpaid interest were paid on the notes, and the notes accrued interest of $15. On January 30, 2023, the date of the closing of the IPO, total principal of $7,778 and total accrued and unpaid interest of $2,867 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest, except for $65 of principal and $58 of accrued and unpaid interest, automatically converted into 1,554,814 shares of the Company’s common stock based on the conversion price of $6.78 per share.

During the year ended December 31, 2023, the Company repaid $25 of principal and $20 of accrued interest on the notes payable, and total principal of $40 and total accrued interest of $38 were converted into 2,094 shares of the Company’s common stock. As of December 31, 2023, no principal or interest was owed on the notes.

(b)

In April 2016, the Company entered into a convertible note payable agreement with a shareholder in the amount of $2,661. The note accrued interest at 11.51% per annum, was unsecured, had an initial maturity date of May 2018 and was convertible into the Company’s common stock at the price of $6.78 per share. Interest payments were due monthly. In May 2018, the note was amended to include a provision under which the loan would accrue $10 per month of loan fees through the date the loan was repaid or was converted into the Company’s common stock. The loan fees could be converted into shares of the Company’s common stock at $6.78 per share.

As of December 31, 2022, total principal of $1,500 and total accrued and unpaid loan fees of $560 was owed on the note. During the year ended December 31, 2023, the note accrued loan fees of $10, and on January 30, 2023, the date of the closing of the IPO, total principal of $1,500 and total accrued and unpaid loan fees of $570 were owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid loan fees automatically converted into 303,835 shares of the Company’s common stock based on the conversion price of $6.78. As of December 31, 2023, no principal, interest or loan fees was due on the notes.

(c)

In April 2018, the Company entered into two convertible note payable agreements with a shareholder under which the Company borrowed an aggregate total of $700. The notes accrue interest at 5.0% per annum, are unsecured, and are convertible into the Company’s common stock at the lesser of $12.00 per share, or 90% of the Company’s IPO price, if it were to occur.

As of December 31, 2022, total principal of $700 and total accrued and unpaid interest of $164 was owed on the notes. During the year ended December 31, 2023, the notes accrued interest of $3, and on January 30, 2023, the date of the closing of the IPO, total principal of $700 and total accrued and unpaid interest of $167 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 160,563 shares of the Company’s common stock based on the conversion price of $5.40, which was 90% of the IPO closing price. As of December 31, 2023, no principal or interest was due on the notes.

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

As of December 31, 2022, total principal of $5,369 and total accrued and unpaid interest of $758 was owed on the notes. During the year ended December 31, 2023, the notes accrued interest of $22, and on January 30, 2023, the date of the closing of the IPO, total principal of $5,369 and total accrued and unpaid interest of $780 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 1,134,063 shares of the Company’s common stock based on the conversion price of $5.40, which was 90% of the IPO closing price. As of December 31, 2023, no principal or interest was due on the notes. During the year ended December 31, 2023, the Company issued the shareholders stock warrants to purchase up to 217,771 shares of the Company’s common stock at exercise prices of $9.00 and $10.50. All of the warrant shares were exercised during the year ended December 31, 2023.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Convertible note payable	$-	$9,065
Less: debt discount	-	(541)
Convertible notes payable, net	$-	$8,524

During the years ended December 31, 2020 and 2021, the Company entered into convertible note payable agreements with an investing group under which the Company borrowed an aggregate amount of $9,065. The notes accrue interest at 6.0% per annum, are unsecured, and are convertible into the Company’s common stock at the price of $10.50 per share. In consideration for the notes, the Company issued the noteholder stock warrants to purchase up to 146,641 shares of its common stock with an exercise price of $10.50 per share. The warrants expire in September 2025. During the year ended December 31, 2023, all of the warrant shares were exercised with a cashless exercise and the Company issued 70,265 shares of its common stock to the note holder relating to the exercise (see Note 13).

As of December 31, 2022, the Company owed $9,065 of principal on the notes and $1,178 of accrued and unpaid interest. During the year ended December 31, 2023, the notes accrued interest of $45, and on January 30, 2023, the date of the closing of the IPO, total principal of $9,065 and total accrued and unpaid interest of $1,223 was owed on the notes.

The Company calculated the relative fair value of the warrants issued to the noteholder and recognized a debt discount at the date of issuance. The note discount is being amortized over the term of the note and the unamortized portion is recognized as a reduction to the carrying amount of the note (a valuation debt discount). As of December 31, 2022, the notes had an unamortized debt discount balance of $541. During the year ended December 31, 2023, the Company amortized $541 of debt discount, leaving no unamortized balance at December 31, 2023.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 979,619 shares of the Company’s common stock based on the conversion price of $10.50 per share. As of December 31, 2023, no principal or interest was due on the notes.

NOTE 11 – U.S. SMALL BUSINESS ADMINISTRATION LOAN UNDER THE CARES ACT

During the year ended December 31, 2020, the Company entered into a loan agreement with the United States Small Business Administration (“SBA”) under which the Company borrowed $314. The loan was unsecured, accrued interest at 1.0% and was due on April 23, 2022. The loan term may be extended to April 2025 if mutually agreed to by the Company and lender. The Company applied ASC 470, Debt, to account for the PPP loan. During the year ended December 31, 2021, the Company applied for forgiveness of the loan and the loan was forgiven by the SBA during the year ended December 31, 2022. The forgiveness of the loan was recorded as a gain on forgiveness of debt during the same period. No amounts were due under the loan as of December 31, 2022.

NOTE 12 – LICENSE AGREEMENTS

Agreement with Newsoara BioPharma Co. Ltd

In September 2021, the Company entered into a collaboration and exclusive license with Newsoara BioPharma Co. Ltd (“Newsoara”) for the development and commercialization of the Company’s primary product (Olvi-Vec). According to the terms of the agreement, Newsoara shall have exclusive rights in Greater China to Olvi-Vec. The Company and Newsoara are co-sponsors of a Phase 1/2 clinical trial in China of Olvi-Vec in patients with recurrent SCLC, of which Newsoara currently is conducting the Phase 1 portion of the trial. Newsoara also shall have exclusive rights in Greater China to the Company’s proprietary oncolytic virus platform (with the exception of V-VET1, described below), and the parties will collaborate on the development of novel oncolytic immune therapeutics. Newsoara, at its cost and expense, will be responsible for development and commercialization and will have the future right to manufacture licensed products in Greater China.

Under terms of the agreement, the Company has received up-front and near-term payments totaling $9,900, net of a 10% Chinese income tax, and will be eligible to receive additional per product payments of up to $160.5 million, contingent on certain development, regulatory, and commercial milestones, plus tiered royalties on net sales ranging from mid-single digit to mid-teens percentages. The Company shall have an exclusive license outside of Greater China to oncolytic virus products derived by Newsoara and will pay Newsoara milestones and royalties on sales of any such products which the Company elects to develop. As of December 31, 2021, the Company had received a $4,500 up front payment (net of a 10% foreign income tax). During the year ended December 31, 2022, the Company received the remaining $5,400 of the upfront payments (net of the 10% foreign income tax).

The allocation of the transaction price to the Company’s primary performance obligations in the agreement includes payments related to each of the following obligations (or events):

1)	Signing of the agreement and transfer of rights to its technology - $5.0 million.

2)	Approval from the U.S. Food and Drug Administration to begin the phase 3 trial of the Company’s primary product - $6.0 million, net of a 10% income tax owed to the Chinese government.

3)	Manufacture and distribute product, or the transfer of its manufacturing technology – the manufactured cost of the product as determined by the Company and approved by the customer upon completion of a production batch.

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

The allocation of the transaction price to the Company’s primary performance obligations in the agreement includes payments related to each of the following obligations (or events):

1)	Signing of the agreement and transfer of rights to its technology - $60.

2)	Manufacture and distribute product, or the transfer of its manufacturing technology – the manufactured cost of the product as determined by the Company and approved by the customer upon completion of a production batch.

The Company performed an analysis of revenue recognition in accordance with guidance of ASC 606 and determined that since the Company did not complete obligation 2) above prior to December 31, 2021, that revenue recognition would be recognized at such time as the Company met that performance obligation. During the year ended December 31, 2022, the Company received payments of $60 and $8 and completed the transfer of its manufacturing technology, at which point the Company completed its performance obligation 2) above, and thus recognized the related revenue of $68. Under no circumstances would the Company be required to repay the $60 received under the license agreement.

NOTE 13 - SHAREHOLDERS’ EQUITY

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

Upon the closing of the Company’s IPO on January 30, 2023, all of the Company’s 22,094,889 outstanding shares of Series A through Series K preferred stock automatically converted into 8,359,143 shares of common stock, of which 994,705 shares were attributable to conversion price adjustments based on a weighted-average anti-dilution formula.

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

Common Stock

Authorized shares

The Company’s Certificate of Incorporation authorizes the Company to issue up to 200,000,000 of its common shares. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of December 31, 2023 and 2022, there were 26,788,986 and 9,126,726 shares of common stock issued and outstanding, respectively.

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

Common Stock Issued for Cash Upon Closing of the Company’s Private Placements

On May 12, 2023, the Company entered into a securities purchase agreement (the “PIPE 1 SPA”) with certain investors (the “PIPE 1 Purchasers”), pursuant to which the Company agreed to sell and issue 1,665,213 shares of its common stock in a private placement transaction (the “First Private Placement”). The purchase price per share of common stock was $20.00 per share. The initial closing of the First Private Placement occurred in May 2023 (the “PIPE 1 Initial Closing”) subject to customary closing conditions. The total gross proceeds to the Company at the PIPE 1 Initial Closing from the First Private Placement are expected to be approximately $33,300, including $1,463 from the cancellation of certain of the Company’s bridge loans and accrued interest (see Note 8). Two of the PIPE 1 Purchasers were contractually obligated to fund up to $17,500 of such PIPE 1 Purchasers’ investment amounts following the PIPE 1 Initial Closing but no later than November 15, 2023. During the year ended December 31, 2023, the Company received $6,000 of the committed amount of $17,500. As of December 31, 2023, the Company sold 1,017,079 shares of its common stock under the PIPE 1 SPA resulting in gross and net proceeds to the Company of $20,342 and $19,842, respectively.

On June 9, 2023, the Company entered into another securities purchase agreement (the “PIPE 2 SPA”, and, together with the PIPE 1 SPA, the “Purchase Agreements”) with certain investors (the “PIPE 2 Purchasers”), pursuant to which the Company agreed to sell and issue 900,000 shares of the Company’s common stock in a private placement transaction (the “Second Private Placement”, and, together with the First Private Placement, the “Private Placements”). The purchase price per share of Common Stock was $20.00 per share. The initial closing of this Second Private Placement occurred in June 2023 (the “PIPE 2 Initial Closing”), subject to customary closing conditions. The total gross proceeds to the Company from the Second Private Placement are expected to be approximately $18,000. One of the PIPE 2 Purchasers was contractually obligated to fund up to $12,500 of such PIPE 2 Purchaser’s investment amounts following the PIPE 2 Initial Closing, but no later than November 15, 2023. As of December 31, 2023, the Company sold 275,000 shares of its common stock under the PIPE 2 SPA resulting in gross and net proceeds to the Company of $5,500 and $5,300, respectively.

As of December 31, 2023, the Company sold 1,292,079 shares of its common stock under the Purchase Agreements resulting in the total gross and net proceeds to the Company from the First Private Placement and the Second Private Placement of $25,842 and $25,142, respectively. As of that same date, the Company had received $6,000 of the $30,000 in aggregate committed investment amounts to be funded following the PIPE 1 Initial Closing and PIPE 2 Initial Closing.

In November 2023, the Company agreed to extend the funding deadline for $2,000 of the remaining committed investment amounts to March 31, 2024. The investor who was obligated to fund $22,000 of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments under the Purchase Agreements. The Company is currently evaluating the potential remedies with respect to this investor’s non-compliance with his contractual obligations to the Company.

Grant of Restricted Stock Units

The following table summarizes restricted common stock activity during the year ended December 31, 2023:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	-	$-	$-
Granted	171,400	2,043	11.92
Vested	(113,500)	(940)	6.57
Forfeited	-	-	-
Non-vested, December 31, 2023	57,900	$1,103	$22.40

In February 2023, the Company’s Board of Directors approved the issuance of a combined total of 113,500 restricted units (“RSU”) of the Company’s common stock to certain of its officers, directors and consultants. The fair value of the shares on the date of grant was $746. All of the shares vested and were issued to the RSU holders during the year ended December 31, 2023. The RSU shares were granted under the Company’s 2022 Equity Incentive Plan.

In September 2023, the Company’s Board of Directors approved the issuance of a combined total of 57,900 restricted shares of the Company’s common stock (“restricted common stock”) to certain of its employees and directors. The fair value of the shares on the date of grant was $1,297. All of the shares vest in one to four years. The restricted common stock was granted under the Company’s 2022 Equity Incentive Plan. As none of the shares vested during the year ended December 31, 2023, no shares were issued relating to the grant.

During the year ended December 31, 2023, the Company recorded $940 of stock compensation for the fair value vesting of restricted common stock, and as of December 31, 2023, $1,103 of unamortized compensation remained.

Stock Options

In August 2009, the Company’s Board of Directors approved the adoption of the 2009 Equity Incentive Plan (“the 2009 Plan”). The 2009 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 6,166,666 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. As of December 31, 2023 and December 31, 2022, no shares were available for grant under the 2009 plan.

In September 2018, the Company’s Board of Directors approved the adoption of the 2019 Equity Incentive Plan (“the 2019 Plan”). The 2019 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. The 2019 Plan allows for the following types of awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock Awards; (v) Restricted Stock Unit Awards; (vi) Other Stock Awards. The maximum number of shares of our common stock that may be issued under our 2019 Plan is 2,059,073 shares. Outstanding stock awards granted under the 2009 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of failure to meet a contingency or condition required to vest such shares or otherwise return to us; or (iii) are required or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award can be added to the authorized shares as Returning Shares, not to exceed 3,774,260 shares. The maximum number of shares of our common stock under our 2019 Plan that may be issued is 5,833,333 shares. As of December 31, 2023, a total of 1,632,314 shares were available for grant under the 2019 plan.

In June 2022, the Company’s Board of Directors approved the adoption of the 2022 Equity Incentive Plan (“the 2022 Plan”). The 2022 Plan provides for the grant of incentive stock options (“ISOs”), to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. The 2022 Plan is a successor to the 2019 Plan. No further grants will be made under the 2019 Plan. The maximum number of shares of the Company’s common stock under the 2022 Plan that may be issued is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s Board of Directors. During the year ended December 31, 2023, a total of 706,388 option shares of the Company’s common stock, with a fair value of $12,645, were granted under the 2022 Plan, along with 171,400 RSU shares. As of December 31, 2023, a total of 1,922,212 shares were available for grant under the 2022 plan. In January 2024, the number of shares available to be issued under the 2022 Plan automatically increased by 1,339,449 shares, as determined by the Plan, and 3,261,661 shares were available for grant under the 2022 Plan as of that date.

In September 2023, the Company’s Board of Directors approved the adoption of the Company’s 2023 Inducement Plan (the “Inducement Plan”) to reserve 1,000,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan provides for the grant of NSOs, stock appreciation rights, restricted stock awards, RSU awards, performance-based cash and stock awards, and other stock-based awards. In addition, forms of (i) Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and (ii) Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, for both (a) executive officers and (b) employees at or below the vice president level, were adopted and approved for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2022 Equity Incentive Plan. During the year ended December 31, 2023, a total of 444,300 option shares, with a fair value of $8,031, were granted under the Inducement Plan. As of December 31, 2023, a total of 555,700 shares were available for grant under the Inducement plan.

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

Stock Option Grants during the Year Ended December 31, 2023

During the year ended December 31, 2023, under its 2022 Plan and Inducement Plan, the Company’s Board of Directors approved the granting of options to certain employees and directors to purchase 1,150,688 shares of its common stock with exercise prices of $13.97 and $22.40 per share. The options vest over various periods, but none longer than four years, expire ten years from the date of grant and had an aggregate fair value of $20,676 at the date of grant. The Company valued the options using a Black-Scholes option pricing model. During the year ended December 31, 2023, the Company recorded $2,515 of stock compensation for the value of these options and previously granted options vesting during the period.

The assumptions used for the options granted during the year ended December 31, 2023 are as follows:

Exercise prices	$13.97 - 22.40
Expected dividends	—
Expected volatility	100.0%
Risk free interest rate	3.9% - 4.4%
Expected life of options	5.5 - 6.6

Stock Option Grants during the Year Ended December 31, 2022

During the year ended December 31, 2022, under its 2019 Incentive Plan, the Company granted options to certain employees and directors, and a consultant, to purchase 247,785 shares of its common stock with exercise prices of $9.00 and $10.50 per share. The options vest over various periods, but none longer than four years, expire ten years from the date of grant and had an aggregate fair value of $1,969 at the date of grant. The Company valued the options using a Black-Scholes option pricing model. During the year ended December 31, 2022, the Company recorded $2,415 of stock compensation for the value of these options and previously granted options vesting during the period.

The assumptions used for all of the options granted during the year ended December 31, 2022 are as follows:

Exercise prices	$9.00 - 10.50
Expected dividends	—
Expected volatility	94.6% - 96.1%
Risk free interest rate	0.34%
Expected life of options	5.0 – 5.9

The table below summarizes the Company’s stock option activities for the years ended December 31, 2023 and 2022:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2021	3,953,234	$9.00 - 10.50	$10.11
Granted	247,785	9.00 - 10.50	10.40
Cancelled	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2022	4,201,019	9.00 - 10.50	10.12
Granted	1,150,688	13.97 – 22.40	22.26
Cancelled	—	—	—
Exercised	(232,787)	6.00 – 10.50	6.34
Expired	(51,581)	6.00	6.00
Balance, December 31, 2023	5,067,339	$6.00 - 22.40	$9.76
Vested and exercisable, December 31, 2023	3,780,455	$6.00 - 10.50	$6.09
Unvested, December 31, 2023	1,286,884	$6.00 – 22.40	$20.66

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.00	3,826,552	4.55	$6.00	3,689,352	4.43	$6.00
6.01 – 10.50	90,099	2.03	9.52	90,099	2.03	9.52
10.51 – 22.40	1,150,688	9.70	22.26	704	9.69	22.40
$6.00 - 22.40	5,067,339	5.68	$9.76	3,780,455	4.37	$6.09

Stock Option Repricing

In September 2022, the Company’s Board of Directors approved a stock option repricing whereby the exercise prices of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, would be adjusted (the “Stock Option Repricing”) to equal the initial offering price, contingent and effective upon the completion of the Company’s IPO. In connection with the closing of the IPO, the Stock Option Repricing was completed and the options to purchase 4,092,887 shares of the Company’s common stock, with exercise prices previously between $9.00 and $10.50, were repriced to the initial offering price of $6.00 per share, of which a total of 2,796,400 shares of common stock are held by executive officers and directors. The total cost of the repricing was $2,733, of which $2,689 was recorded during the year ended December 31, 2023, with the remainder of the cost being recorded over the future vesting periods of the options.

Stock Option Exercises

During the year ended December 31, 2023, a total of 232,787 option shares were exercised for total proceeds of $1,474.

As of December 31, 2023, unvested compensation of $19,825 remained that will be amortized over the remaining vesting periods, through December 2027. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2023 and 2022 was $22.26 and $7.68, respectively. The aggregate intrinsic value for option shares outstanding at December 31, 2023 was $31,056.

At the time of the issuances of stock options, the Company believed the Company’s estimates of the fair value for financial reporting purposes of the Company’s common stock were reasonable and consistent with the Company’s understanding of how similarly situated companies in the industry were valued.

The following table summarizes the stock-based compensation expense, for stock options only, by line item in the statements of operations for the years ended December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022
Research and development	$915	$368
General and administrative	1,600	2,047
Total stock-based compensation expense	$2,515	$2,415

Stock Warrants

The table below summarizes the Company’s warrants activities for the years ended December 31, 2023 and 2022:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2021	823,123	$0.03 – 10.50	$7.56
Granted	—	—	—
Cancelled	—	—	—
Exercised	(16,666)	0.03 – 9.00	7.21
Expired	(81,283)	0.03 – 10.50	1.56
Balance, December 31, 2022	725,174	3.00 - 10.50	8.24
Granted	447,906	5.40 - 10.50	7.87
Cancelled	(36)	9.00	9.00
Exercised	(655,523)	6.00 - 10.50	8.81
Expired	(4,762)	10.50	10.50
Balance, December 31, 2023	512,759	$3.00 - 10.50	$7.14
Vested and exercisable, December 31, 2023	512,759	$3.00 - 10.50	$7.14

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2023:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.00	133,333	3.17	$3.00	133,333	3.17	$3.00
3.01 – 10.49	375,617	2.24	8.57	375,617	2.24	8.57
10.50	3,809	0.31	10.50	3,809	0.31	10.50
$3.00 – 10.50	512,759	2.46	$7.14	512,759	2.46	$7.14

Upon the closing of the IPO and the overallotment exercises, the Company agreed to issue the underwriters warrants entitling them to purchase up to 185,694 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire on the fifth anniversary of the closing date of the IPO, or January 2028. During the year ended December 31, 2023, the underwriters completed cashless exercises of their warrants to purchase 185,694 shares of common stock at an exercise price of $6.00 per share. Pursuant to this exercise, the warrant holder received 140,303 shares of the Company’s common stock. As of December 31, 2023, no shares were still outstanding.

During the year ended December 31, 2023, the Company granted warrants to certain of its lenders to purchase up to 44,441 shares of the Company’s common stock (see Note 8). The warrants have an exercise price of $5.40 per share and expire three years from the date of the grant. None of these warrants have been exercised as of December 31, 2023.

During the year ended December 31, 2023, the Company granted warrants to certain of its lenders to purchase up to 217,771 shares of the Company’s common stock. The warrants have exercise prices of $9.00 and $10.50 per share. The Company calculated the aggregate fair value of the warrants on the date of grant to be $3,152 using a Black-Scholes pricing model. As all of the debt converted during the year ended December 31, 2023, the value of the warrants was recorded as a financing cost during the same period. During the year ended December 31, 2023, 217,771 warrant shares were exercised for proceeds of $2,175.

During the year ended December 31, 2023, a warrant holder completed a cashless exercise of their warrants to purchase 146,641 shares of common stock at an exercise price of $10.50 per share. Pursuant to this exercise, the warrant holder received 70,265 shares of the Company’s common stock.

During the year ended December 31, 2023, a warrant holder completed a cashless exercise of a warrant to purchase 16,666 shares of common stock at an exercise price of $9.00 per share. Pursuant to this exercise, the warrant holder received 11,666 shares of the Company’s common stock. Warrant holders also exercised 88,751 warrant shares for proceeds of $814.

During the year ended December 31, 2023, a total of 126,767 shares were forfeited by the warrant holders in connection with their cashless exercises.

The aggregate intrinsic value for warrant shares outstanding at December 31, 2022 was $3,141.

NOTE 14 - INCOME TAXES

Significant components of the provision for income taxes for the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Current
Federal	$(6,014)	$258
State	(2,547)	93
Foreign	—	1,100
Total	(8,561)	1,451
Deferred
Federal	4,876	3,448
State	2,227	538
Total	7,103	3,986
Total income tax expense before change in valuation allowance	(1,458)	5,437
Change in valuation allowance	1,458	(4,337)
Total income tax expense	$—	$1,100

The reconciliation of income tax attributable to income before provision for income taxes at the U.S. federal statutory tax rate to income tax expense for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate of 21% applied to loss before income taxes	$(5,942)	$(1,093)
State income tax rate of 7%, net of federal benefit	(2,017)	(364)
Foreign income taxes	—	1,100
Convertible note interest	—	12
Other temporary differences	(83)	1,339
Change in valuation allowance	8,042	106
Total income tax expense	$—	$1,100

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Stock-based compensation	$10,900	$9,181
Accruals	1,690	4,388
Fixed assets	67	67
Net operating losses	45,593	34,921
Tax credits	4,549	4,549
Total deferred tax assets	62,799	53,106
Deferred tax liabilities
State taxes	(3,686)	(2,623)
Prepaid expenses	(234)	(446)
Fixed assets	—	75
Total deferred tax liabilities	(3,920)	(2,994)
Net deferred tax assets before valuation allowance	58,879	50,112
Valuation allowance	(58,879)	(50,112)
Net deferred tax assets	$—	$—

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2023 and 2022.

At December 31, 2023 and 2022, the Company had federal income tax net operating loss carryforwards of approximately $160,000 and $132,000, respectively. At December 31, 2023 and 2022, the Company had California income tax net operating loss carryforwards of approximately $134,000 and $106,000, respectively. Of the total federal net operating loss, $22,330 has an indefinite carryforward period as of December 31, 2023. The remaining federal and California net operating loss carryforwards will expire through December 31, 2040, unless previously utilized. At December 31, 2023, the Company also has federal and California research and development tax credits of $2,579 and $1,970, respectively. The federal credits will expire through 2040 unless previously utilized. The California credits carryforward indefinitely. The utilization of net operating loss and tax credit carryforwards may be subject to limitation under the provisions of the Internal Revenue Code Section 382 and similar state provisions.

The Company has adopted the provisions in ASC 740 relating to the accounting for uncertain tax positions. This provision requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. The Company’s also has a policy to recognize interest and/or penalties on the income tax expense related to uncertain tax positions. The Company had no material uncertain tax positions as of December 31, 2023 and 2022, respectively, and consequently, no interest or penalties have been accrued by the Company.

The Company is subject to taxation in the United States and state jurisdictions. The Company’s tax years for 2010 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses.

NOTE 15 - LEGAL MATTERS

As of December 31, 2023, we were the defendant in one pending litigation. On November 6, 2023, the Los Angeles County Superior Court granted the Company’s motion for summary judgment and issued an order and final judgment dismissing all claims against the Company with prejudice. Although the plaintiff filed a notice of appeal of the dismissal order with the California Court of Appeal, the plaintiff subsequently filed a request for dismissal of his appeal, which was dismissed by the appellate court on February 23, 2024. Accordingly, the order and final judgment dismissing all claims against the Company with prejudice is now final.

In the future, the Company may be involved in additional actual and/or threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and security, other torts, illegal or objectionable content, consumer protection, securities, employment, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to our business.

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to December 31, 2023, several warrant holders exercised their warrants to purchase 76,487 shares of common stock at an exercise price of $9.00 per share. Total proceeds relating to the exercises was $688.

Subsequent to December 31, 2023, the Company extended the warrant expiration date on the warrants for two warrant holders. Their warrants were set to expire on December 31, 2023, but were extended to March 31, 2024. The total number of shares subject to the extended warrants was 3,809, each with an exercise price of $10.50.

