Form 10-Q
period 2024-03-31
GENELUX Corp
filed 2024-05-09
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of May 5, 2024 was 26,996,740.

GENELUX CORPORATION

FORM 10-Q

MARCH 31, 2024

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements.

Genelux Corporation

Condensed Balance Sheets

(in thousands, except for share amounts and par value data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,061	$9,418
Short-term investments	15,566	13,773
Prepaid expenses and other current assets	1,577	1,012
Total Current Assets	21,204	24,203

Property and equipment, net	1,116	1,170
Right of use assets	2,264	2,428
Other assets	92	92
Total Other Assets	3,472	3,690

TOTAL ASSETS	$24,676	$27,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,313	$3,784
Accrued payroll and payroll taxes	1,908	2,117
Lease liabilities, current portion	584	653
Total Current Liabilities	7,805	6,554

Lease liabilities, long-term portion	1,787	1,866
Total Liabilities	9,592	8,420

Shareholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 200,000,000 shares authorized; 26,996,740 and 26,788,986 shares issued and outstanding, respectively	27	27
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	244,869	241,389
Accumulated other comprehensive income (loss)	(5)	14
Accumulated deficit	(229,374)	(221,524)
Total Shareholders’ Equity	15,084	19,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,676	$27,893

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)

Revenues	$8	$170

Operating expenses:
Research and development	4,010	2,845
General and administrative	4,113	3,787
Total operating expenses	8,123	6,632

Loss from operations	(8,115)	(6,462)

Other income (expenses):
Interest income	265	-
Interest expense	-	(143)
Debt discount amortization	-	(649)
Financing costs	-	(3,110)
Total other income (expenses), net	265	(3,902)

NET LOSS	$(7,850)	$(10,364)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.29)	$(0.53)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	26,849,737	19,575,631

The accompanying notes are an integral part of these condensed financial statements.

4

Genelux Corporation

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)

Net loss	$(7,850)	$(10,364)

Other comprehensive loss:
Net unrealized loss on short-term investments	(19)	-
Comprehensive loss	$(7,869)	$(10,364)

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Shareholders’ Equity (Unaudited)

(in thousands, except share amounts)

								Accumulated
							Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2022	22,094,889	$22	9,126,726	$9	(433,333)	$(433)	$154,401	$2	$(189,784)	$(35,783)

Stock compensation	-	-	-	-	-	-	227	-	-	227

Issuance of common shares upon the closing of the initial public offering, net of offering costs	-	-	2,653,000	3	-	-	12,629	-	-	12,632

Issuance of common shares upon conversion of preferred stock	(22,094,889)	(22)	8,355,610	8	-	-	14	-	-	-

Issuance of common shares upon conversion of convertible notes payable, accrued interest and loan fees	-	-	4,134,367	5	-	-	29,891	-	-	29,896

Issuance of common shares upon conversion of preferred stock dividends payable	-		272,101	-	-	-	3,443	-	(3,443)	-

Fair value of vested restricted stock units	-	-	-	-	-	-	198	-	-	198

Cost of stock option repricing	-	-	-	-	-	-	2,606	-	-	2,606

Reclassification of warrant liabilities upon the closing of the initial public offering	-	-	-	-	-	-	169	-	-	169

Fair value of warrants issued in connection with the the conversion of convertible notes payable	-	-	-	-	-	-	3,110	-	-	3,110

Shares issued upon cashless exercise of stock warrant	-	-	11,666	-	-	-	-	-	-	-

Net loss during the three months ended March 31, 2023	-	-	-	-	-	-	-	-	(10,364)	(10,364)

Balance, March 31, 2023 (unaudited)	-	$-	24,553,470	$25	(433,333)	$(433)	$206,688	$2	$(203,591)	$2,691

Balance, December 31, 2023	-	$-	26,788,986	$27	(433,333)	$(433)	$241,389	$14	$(221,524)	$19,473

Stock compensation	-	-	-	-	-	-	1,489	-	-	1,489

Unrealized loss on short-term investments	-	-	-	-	-	-	-	(19)	-	(19)

Fair value of vested restricted stock units	-	-	131,267	-	-	-	989	-	-	989

Cost of stock option modifications and repricing	-	-	-	-	-	-	314	-	-	314

Issuance of common shares upon exercise of stock warrants	-	-	76,487	-	-	-	688	-	-	688

Net loss during the three months ended March 31, 2024	-	-	-	-	-	-	-	-	(7,850)	(7,850)

Balance, March 31, 2024 (unaudited)	-	$-	26,996,740	$27	(433,333)	$(433)	$244,869	$(5)	$(229,374)	$15,084

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(7,850)	$(10,364)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	84	136
Net amortization of premiums and discounts on short-term investments	(151)	-
Right-of-use assets	164	118
Amortization of debt discount	-	649
Stock compensation	1,489	227
Fair value of restricted stock units	989	198
Cost of stock option modifications and repricing	314	2,606
Fair value of warrants issued in connection with the conversion of convertible notes payable	-	3,110
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses and other assets	(565)	(223)
(Decrease) Increase in:
Accounts payable and accrued expenses	1,529	(913)
Accrued payroll and payroll taxes	(209)	58
Accrued interest payable	-	92
Deferred revenue	-	(170)
Lease liability	(148)	(114)
Net cash used in operating activities	(4,354)	(4,590)

Cash Flows from Investing Activities
Purchases of property and equipment	(30)	(109)
Purchase of short-term investments	(3,161)	-
Proceeds from sales and maturities of short-term investments	1,500	-
Net cash used in investing activities	(1,691)	(109)

Cash Flows from Financing Activities
Proceeds from notes payable - shareholders	-	900
Repayment of notes payable - shareholders	-	(460)
Payment of deferred offering costs	-	(303)
Proceeds from the exercise of stock warrants	688	-
Proceeds from common stock issued for cash in connection with the closing of the IPO	-	14,503
Net cash provided by financing activities	688	14,640

Net increase (decrease) in cash and cash equivalents	(5,357)	9,941

Cash and cash equivalents at beginning of period	9,418	397
Cash and cash equivalents at end of period	$4,061	$10,338

Supplemental cash flows disclosures:
Interest paid	$-	$50
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Effect of the extension of right-of-use assets and operating leases	$-	$649
Reclassification of deferred offering costs to shareholders’ equity	$-	$1,871
Reclassification of warrant liabilities to shareholders’ equity	$-	$169
Conversion of convertible notes payable, accrued interest and loan fees to shareholders’ equity	$-	$29,896
Conversion of preferred stock to common stock	$-	$22
Conversion of dividends payable to shareholders’ equity	$-	$3,443
Conversion of notes payable-shareholders and accrued interest to shareholders’ equity	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

GENELUX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(in thousands, except for share amounts and per share data)

NOTE 1 – BASIS OF PRESENTATION

Organization and Operations

Genelux Corporation (“Genelux” or the “Company”), a Delaware Corporation, incorporated on September 4, 2001, is a late clinical-stage biopharmaceutical company located in Westlake Village, California. The Company is engaged in the research and development of diagnostic and therapeutic solutions for cancer for which there is no effective treatment today. The Company is focused on developing a pipeline of next-generation oncolytic viral immunotherapies for patients suffering from aggressive and/or difficult-to-treat solid tumor types.

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $7,850 and used cash in operations of $4,354 during the three months ended March 31, 2024, and had an accumulated deficit of $229,374 as of March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2024, the Company had cash and cash equivalents, and short-term investments, in the amount of $19,627. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and licensing income, and it expects to continue to rely on these sources of capital in the future.

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

For the three months ended March 31, 2024 and 2023, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive.

The potentially dilutive securities consisted of the following:

	March 31, 2024	March 31, 2023
Stock options	5,118,920	4,201,019
Stock warrants	397,975	1,034,979
Restricted stock units	57,323	113,500
Stock warrants, issuable upon conversion of notes payable	-	69,893
Total	5,574,218	5,419,391

Revenue Recognition

The Company records revenue under the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606) which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

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

During the three months ended March 31, 2024, the Company recognized revenue of $8 relating to its license agreement with ELIAS Animal Health, LLC.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the amount of cash equivalents included in cash and cash equivalents totaled $2,988 and $7,924, respectively.

Short-Term Investments

The Company’s short-term debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive loss and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of total other income (expense), net in the Statements of Operations. There were no realized gains or losses during the three months ended March 31, 2024.

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a charge to interest income. For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers such factors as, among other things, the severity of the impairment, any changes in interest rates, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the short-term debt security investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss.

No credit-related losses or impairments have been recognized on the Company’s investments in available-for-sale securities during the three months ended March 31, 2024.

All of the Company’s short-term investments as of March 31, 2024 had maturities of less than one year.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2024, comprehensive loss included $19 of unrealized losses on short-term investments, net of tax.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company adopted ASU 2023-07 beginning January 1, 2024. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2024, Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,988	$—	$—	$2,988
Short-term investments:
U.S. Government Agency bonds	—	7,936	—	7,936
U.S. Treasury bonds	—	7,630	—	7,630
	$2,988	$15,566	$—	$18,554

The underlying securities in the money market funds held by the Company are all government backed securities.

Valuation of cash equivalents and short-term investments

Cash equivalents consisted of money market funds at March 31, 2024. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. U.S. Government Agency bonds and U.S. Treasury bonds are government backed securities representing a Level 2 measurement within the fair value hierarchy.

NOTE 4 - SHORT-TERM INVESTMENTS

As of March 31, 2024, the Company’s available-for-sale investments by type, consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. Government Agency bonds	$7,940	$—	$(4)	$—	$7,936
U.S. Treasury bonds	7,633	—	(3)	—	7,630
	$15,573	$—	$(7)	$—	$15,566

As of March 31, 2024, all available-for-sale securities consisted of investments that mature within one year.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Furniture and office equipment	$148	$148
Laboratory equipment	2,819	2,792
Computer equipment	127	127
Leasehold improvements	557	557
Construction-in-progress	998	995
	4,649	4,619
Less: accumulated depreciation and amortization	(3,533)	(3,449)
Property and equipment, net	$1,116	$1,170

Depreciation expense for the three months ended March 31, 2024 and 2023 was $84 and $136, respectively.

During the year ended December 31, 2023, the Company expended $995 on facility design services relating to future planned construction on its manufacturing facility. During the three months ended March 31, 2024, the Company expended an additional $3 on design services. The Company has accounted for the expenditures as construction-in-progress as of March 31, 2024 and December 31, 2023, and no depreciation will be recorded on these expenditures until the facility has been placed in service. The Company’s plan to complete the design phase and begin construction on the facility will be based on available financial resources.

NOTE 6 – ACCRUED PAYROLL AND PAYROLL TAXES

As of December 31, 2023, a total of $2,117 was owed to the Company’s Chief Executive Officer and another employee for past due balances that had accrued over a several year period, and for current accrued payroll and payroll taxes, and other compensation related benefits, including payroll tax liabilities of $321 relating to stock option exercises and restricted stock unit vesting. During the three months ended March 31, 2024, the Company did not repay any of the past due accrued amounts owed to the employees, but did repay the $321 owed for payroll tax liabilities. As of March 31, 2024, a total of $1,908 was owed to employees for these past due balances, and for current accrued payroll and payroll taxes, and other compensation related benefits. Subsequent to March 31, 2024, the Company repaid $1,024 of the past due accrued amounts owed to employees.

NOTE 7 – LEASE LIABILITIES

Operating Leases

The Company accounts for leases in accordance with ASC 842, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. In July 2018, the Company entered into a long-term non-cancellable lease agreement for its manufacturing facility that requires aggregate average monthly payments of $10 beginning October 2018. The lease terminated in September 2023, with a Company option to extend for an additional five years. The Company classified the lease as an operating lease and determined that the value of the right of use asset and lease liability at the adoption date was $518 and $519, respectively, using a discount rate of 4.00%. Effective April 2022, the Company extended the lease for the additional five-year period, through September 2028, with no changes to any of the other terms of the lease and has the option to extend the lease for an additional five years. Prior to the extension, the remaining lease liability amounted to $174. On the date of the extension, the Company determined that the value of the new right of use asset and lease liability was $860, respectively, using a discount rate of 4.00%. As such, the Company recorded an increase in lease liability of $686 as a result of the lease extension. Effective July 2023, the Company extended the lease for an additional two-year period, through October 2030, with no changes to any of the other terms of the lease and has the option to extend the lease for an additional five years. Prior to the extension through October 2030, the remaining lease liability amounted to $701. On the date of the extension, the Company determined that the value of the new right of use asset and lease liability was $909, respectively, using a discount rate of 7.00%. As such, the Company recorded an increase in the lease liability of $208 as a result of the lease extension.

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

During the three months ended March 31, 2024 and 2023, the Company made combined aggregate payments of $148 and $114, respectively, towards the lease liabilities. As of March 31, 2024 and December 31, 2023, the combined lease liability amounted to $2,371 and $2,519, respectively.

ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the three months ended March 31, 2024 and 2023, the Company reflected combined amortization of the right of use assets of $164 and $118, respectively, related to the leases, resulting in a combined net asset balance of $2,264 and $2,428 as of March 31, 2024 and December 31, 2023, respectively.

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and is currently on a month-to-month basis. Rent expense was $9 during the three months ended March 31, 2024 and 2023, respectively.

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

Authorized shares

The Company’s Certificate of Incorporation authorizes the Company to issue up to 200,000,000 of its common shares. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Company’s board of directors (the “Board”) out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of March 31, 2024 and December 31, 2023, there were 26,996,740 and 26,788,986 shares of common stock issued and outstanding, respectively.

Common Stock Issued for Cash Upon Closing of the Company’s Private Placements

In May and June 2023, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain investors pursuant to which the Company agreed to sell and issue shares of its common stock in two private placement transactions. The Company agreed to extend certain commitments under the Purchase Agreement totaling $24,000 past their initial due dates.

In November 2023, the Company agreed to extend the funding deadline for $2,000 of the remaining aggregate investment amounts to March 31, 2024. The investor who was obligated to fund $22,000 of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments under the Purchase Agreements. The Company is currently evaluating its potential remedies with respect to this investor’s non-compliance with his contractual obligations to the Company.

Grant of Restricted Stock Units (RSU)

The following table summarizes restricted common stock activity during the three months ended March 31, 2024:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	57,900	$1,103	$22.40
Granted	130,690	852	6.52
Vested	(131,267)	(989)	7.53
Forfeited	—	—	—
Non-vested, March 31, 2024	57,323	$966	$16.85

During the three months ended March 31, 2024, the Board approved the issuance of a combined total of 130,690 restricted shares of the Company’s common stock to certain of its employees. The fair value of the shares on the date of grant was $852 and was recorded during the three months ended March 31, 2024. The restricted common stock was granted under the Company’s 2022 Equity Incentive Plan (“the 2022 Plan”). All of these shares, plus an additional 577 restricted shares, vested during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company recorded $989 of stock compensation for the fair value vesting of restricted common stock. As of March 31, 2024, $966 of unamortized compensation remained.

Stock Options

In August 2009, the Board approved the adoption of the 2009 Equity Incentive Plan (“the 2009 Plan”). The 2009 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 6,166,666 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. As of March 31, 2024, no shares were available for grant under the 2009 plan.

In September 2018, the Board approved the adoption of the 2019 Equity Incentive Plan (“the 2019 Plan”). The 2019 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. The 2019 Plan allows for the following types of awards: (i) incentive stock options (“ISOs”); (ii) nonstatutory stock options (“NSOs”); (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock unit awards (“RSUs”); (vi) other stock awards. The maximum number of shares of our common stock that may be issued under our 2019 Plan is 2,059,073 shares. Outstanding stock awards granted under the 2009 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of failure to meet a contingency or condition required to vest such shares or otherwise return to us; or (iii) are required or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award can be added to the authorized shares as returning shares, not to exceed 3,774,260 shares. The maximum number of shares of our common stock under our 2019 Plan that may be issued is 5,833,333 shares. As of March 31, 2024, a total of 1,632,314 shares were available for grant under the 2019 plan.

In June 2022, the Board approved the adoption of the 2022 Plan. The 2022 Plan provides for the grant of ISOs to employees, including employees of any parent or subsidiary, and for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. The 2022 Plan is a successor to the 2019 Plan. No further grants will be made under the 2019 Plan. The maximum number of shares of the Company’s common stock under the 2022 Plan that may be issued is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. During the three months ended March 31, 2024, no option shares were granted under the 2022 Plan. As of December 31, 2023, a total of 1,922,212 shares were available for grant under the 2022 plan. In January 2024, the number of shares available to be issued under the 2022 Plan automatically increased by 1,339,449 shares, as determined by the Plan, and 3,261,661 shares were available for grant under the 2022 Plan as of March 31, 2024.

In September 2023, the Board approved the adoption of the Company’s 2023 Inducement Plan (the “Inducement Plan”) to reserve 1,000,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan provides for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based cash and stock awards, and other stock-based awards. In addition, forms of (i) Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and (ii) Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, for both (a) executive officers and (b) employees at or below the vice president level, were adopted and approved for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2022 Plan. During the three months ended March 31, 2024, no awards were granted under the Inducement Plan. As of March 31, 2024, a total of 555,700 shares were available for grant under the Inducement plan.

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

The table below summarizes the Company’s stock option activities for the three months ended March 31, 2024:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2023	5,118,920	$6.00 - 24.75	$9.76
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, March 31, 2024	5,118,920	$6.00 - 24.75	$9.76
Vested and exercisable, March 31, 2024	3,855,160	$6.00 - 10.50	$6.09
Unvested, March 31, 2024	1,263,760	$6.00 – 24.75	$20.91

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.00	3,878,133	4.30	$6.00	3,763,653	4.20	$6.00
6.01 – 10.50	90,099	1.78	9.52	90,099	1.78	9.52
10.51 – 24.75	1,150,688	9.45	22.26	1,408	9.44	22.40
$6.00 - 24.75	5,118,920	5.43	$9.76	3,855,160	4.14	$6.09

During the three months ended March 31, 2024, the Company extended the option term for two option holders for an additional year through December 31, 2024. The total number of shares that were extended was 51,581 shares. The cost of the stock option modifications was $303 and was recorded during the three months ended March 31, 2024. In September 2022, the Board approved a stock option repricing whereby the exercise price of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, would be adjusted to $6.00 per share, the closing price of the Company’s initial public offering. The total cost of the repricing was $2,733, of which $2,689 was recorded as of December 31, 2023, and $11 was recorded during the three months ended March 31, 2024. The remainder of the cost will be recorded over the future vesting periods of the options.

During the three months ended March 31, 2024, the Company recorded $1,489 of stock compensation for the value of all options vesting during the period. As of March 31, 2024, unvested compensation of $18,090 remained that will be amortized over the remaining vesting period, through September 2027. The aggregate intrinsic value for option shares outstanding at March 31, 2024 was $1,645.

At the time of the issuances of stock options, the Company believed the Company’s estimates of the fair value for financial reporting purposes of the Company’s common stock were reasonable and consistent with the Company’s understanding of how similarly situated companies in the industry were valued.

Stock Warrants

The table below summarizes the Company’s warrants activities for the three months ended March 31, 2024:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2023	512,759	$3.00 - 10.50	$7.14
Granted	—	—	—
Cancelled	—	—	—
Exercised	(76,487)	9.00	9.00
Expired	(38,297)	9.00 - 10.50	9.15
Balance, March 31, 2024	397,975	$3.00 - 9.00	$6.59
Vested and exercisable, March 31, 2024	397,975	$3.00 - 9.00	$6.59

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2024:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.00	133,333	2.92	$3.00	133,333	2.92	$3.00
3.01 – 9.00	264,642	2.89	8.40	264,642	2.89	8.40

$3.00 – 9.00	397,975	2.90	$6.59	397,975	2.90	$6.59

During the three months ended March 31, 2024, warrant holders exercised 76,487 warrant shares at an exercise price of $9.00 per share for proceeds of $688.

The aggregate intrinsic value for warrant shares outstanding at March 31, 2024 was $457.

NOTE 9 - LEGAL MATTERS

As of December 31, 2023, the Company was the defendant in one pending litigation. On November 6, 2023, the Los Angeles County Superior Court granted the Company’s motion for summary judgment and issued an order and final judgment dismissing all claims against the Company with prejudice. Although the plaintiff filed a notice of appeal of the dismissal order with the California Court of Appeal, the plaintiff subsequently filed a request for dismissal of his appeal, which was dismissed by the appellate court on February 23, 2024. Accordingly, the order and final judgment dismissing all claims against the Company with prejudice is now final.

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Company repaid $1,024 of past due accrued payroll related amounts owed to an employee (see Note 6).

Item 2. Management’s discussion and analysis of financial condition and results of operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), and with our audited financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2023.

Special Note Regarding Forward-Looking Statements

In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and any projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, particularly including those risks identified in Part II, Item 1A “Risk Factors” and in our other filings with the Securities Exchange Commission (the “SEC”).

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

Since inception, we have incurred significant operating losses. Our net losses were $7.9 million and $10.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $229.4 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

At March 31, 2024, we had cash and cash equivalents, and short-term investments, on hand in the amount of $19.6 million. During the year ended December 31, 2023, we closed our initial public offering (IPO) and two private placements (Private Placements) and received $37.8 million of aggregate net proceeds from these offerings. We also received commitments through the Private Placements for the funding of an additional $24.0 million that were due by November 15, 2023. In November 2023, we agreed to extend the funding deadline for $2.0 million of the remaining committed investment amounts to March 31, 2024. The investor who was obligated to fund $22.0 million of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments through the Private Placements. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us. We expect our existing cash and cash equivalents, and short-term investments, will last for at least the next 12 months.

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

Components of Results of Operations

Net Sales

During the three months ended March 31, 2023, under our license agreement with Newsoara BioPharma Co. Ltd. (“Newsoara”), we invoiced and collected $0.2 million relating to supplying product for Newsoara to use in its clinical trials. During the three months ended March 31, 2024, we recognized revenue of $0.01 million relating to the Company’s license agreement with ELIAS Animal Health, LLC.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,	March 31,
	2024	2023
Revenues	$8	$170

Operating Expenses:
Research and development	4,010	2,845
General and administrative	4,113	3,787
Total operating expenses	8,123	6,632
Loss from operations	(8,115)	(6,462)
Other income (expenses):
Interest income	265	—
Interest expense	—	(143)
Debt discount amortization	—	(649)
Financing costs	—	(3,110)
Total other income (expenses), net	265	(3,902)

Net loss	$(7,850)	$(10,364)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,	March 31,
Research and Development Expenses:	2024	2023
Employee compensation and related expenses	$865	$393
Stock compensation, including the cost of stock options and restricted stock grants	1,053	736
Manufacturing and laboratory materials and other expenses	257	93
Outsourced manufacturing services	389	280
Clinical and regulatory expenses	944	826
Facility-related expenses, including depreciation	419	300
Consulting expenses and contract labor	60	208
Other expenses	23	9
Total research and development expenses	$4,010	$2,845

Research and development expenses were $4.0 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $1.2 million. Significant variations between periods are primarily a result of a $0.4 million increase in employee compensation and related expenses in 2024, primarily related to new employee hires after the first quarter of 2023; and a $0.3 million increase in stock-related compensation in 2024, relating to the increased cost of stock options and restricted stock units in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,	March 31,
General and Administrative Expenses:	2024	2023
Employee compensation and related expenses	$599	$459
Stock compensation, including the cost of stock options and restricted stock grants	1,739	2,295
Professional services	1,061	674
Facility-related expenses	126	80
Insurance expenses	236	208
Consulting and contract labor expenses	206	36
Other expenses	146	35
Total general and administrative expenses	$4,113	$3,787

General and administrative expenses were $4.1 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $0.3 million. Significant variations between periods are primarily a result of a $0.6 million decrease in stock compensation expense in 2024, due to the decrease in the cost of stock options and restricted stock units in 2024 compared to 2023; and a $0.4 million increase in professional service expenses in 2024, primarily resulting from increased corporate legal costs and other professional services related to being a newly publicly traded company.

Other Expenses, net

Other income (expenses), net, were $0.3 million and $(3.9) million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, other income consisted of interest income of $0.3 million from the investment into money market funds and short-term investments, while during the same period in 2023, other expenses consisted of interest expense of $0.1 million, debt discount amortization of $0.6 million and financing costs of $3.1 million.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we experienced recurring losses from operations since inception and incurred a net loss of $6.8 million and used cash in operations of $4.4 million during the three months ended March 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our strategies. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At March 31, 2024, we had cash and cash equivalents, and short-term investments, in the amount of $19.6 million. The ability to continue as a going concern is dependent on us attaining and maintaining profitable operations in the future and raising additional capital to meet our obligations and repay our liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and licensing income, and we expect to continue to rely on these sources of capital in the future.

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

Cash Flows

The table below summarizes our cash flow activities for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,	March 31,
Net cash provided by (used in):	2024	2023
Operating activities	$(4,354)	$(4,590)
Investing activities	(1,691)	(109)
Financing activities	688	14,640
Net increase (decrease) in cash	$(5,357)	$9,941

Operating Activities

During the three months ended March 31, 2024, we used cash from operating activities of $4.4 million, compared to $4.6 million used during the three months ended March 31, 2023. During the three months ended March 31, 2024, we incurred a net loss of $7.9 million and had non-cash expenses of $2.9 million, compared to a net loss of $10.4 million and non-cash expenses of $7.0 million during the three months ended March 31, 2023. The primary non-cash expense during both periods was stock-related compensation totaling $2.8 million and $3.0 million during the three months ended March 31, 2024 and 2023, respectively; and the fair value of warrants issued in connection with the conversion of convertible notes of $3.1 million during the three months ended March 31, 2023. The net change in operating assets and liabilities during the three months ended March 31, 2024 provided cash of $0.6 million, compared to $1.3 million used during the three months ended March 31, 2023. The primary source of cash during the three months ended March 31, 2024 was the increase in accounts payable and accrued expenses of $1.5 million. The primary use of cash during the three months ended March 31, 2023 was the decrease in accounts payable and accrued expenses of $0.9 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $1.7 million, consisting of the net purchases of short-term investments of $1.7 million, and purchases of property and equipment for construction-in-progress of $0.003 million. Net cash used in investing activities for the three months ended March 31, 2023 was $0.1 million, consisting of the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2024, we provided cash from operating activities of $0.7 million, compared to $14.6 million provided during the three months ended March 31, 2023. For the three months ended March 31, 2024, cash provided by financing activities consisted of proceeds from the exercise of stock warrants of $0.7 million. For the three months ended March 31, 2023, cash provided by financing activities consisted of proceeds from the issuance of proceeds from notes payable - shareholders totaling $0.9 million and proceeds from the sale of common stock related to our IPO totaling $14.5 million, excluding offering costs paid by us.

Net cash used in financing activities during the three months ended March 31, 2023 related to the repayment of notes payable - shareholders totaling $0.5 million and the payment of deferred offering costs of $0.3 million.

Equity Financings

Common Stock Issued for Cash Upon Closing of the Company’s Private Placements

In May and June 2023, we entered into securities purchase agreements (the “Purchase Agreements”) with certain investors pursuant to which we agreed to sell and issue shares of our common stock in two private placement transactions. Under the Purchase Agreements, we agreed to extend commitments totaling $24.0 million past their initial due dates.

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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

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

If we raise funds through potential collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds also may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic events such as actual or anticipated changes in interest rates and economic inflation, current and future bank failures, global pandemics, geopolitical tensions between the United States. and China and the impact of the Russia/Ukraine conflict and the conflicts in the Middle East. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Significant Judgments and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2024 and 2023, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of December 31, 2023, the Company was the defendant in one pending litigation. On November 6, 2023, the Los Angeles County Superior Court granted the Company’s motion for summary judgment and issued an order and final judgment dismissing all claims against the Company with prejudice. Although the plaintiff filed a notice of appeal of the dismissal order with the California Court of Appeal, the plaintiff subsequently filed a request for dismissal of his appeal, which was dismissed by the appellate court on February 23, 2024. Accordingly, the order and final judgment dismissing all claims against the Company with prejudice is now final.

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

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations, stock price and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.*

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net losses were $7.9 million and $10.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $229.4 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	advance the Phase 3 registration clinical trial for our lead product candidate, Olvi-Vec, in platinum resistant/refractory ovarian cancer (“PRROC”);

●	initiate planned and future clinical trials of Olvi-Vec in other cancer indications;

●	discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials;

●	manufacture preclinical, clinical and commercial supplies of our product candidates;

●	broaden and strengthen our internal manufacturing capabilities, including the expansion and upgrade of our in-house manufacturing facility;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional research and development, clinical, scientific and management personnel;

●	add operational, financial and management information systems and personnel;

●	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain regulatory approval and we commercialize on our own or in collaboration with others; and

●	incur additional legal, accounting and other expenses operating as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining regulatory approval for product candidates and manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We are only in the development stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts or even continue our operations. A decline in the value of our company could also cause stockholders to lose all or part of their investment.

We will require substantial additional financing to advance the development of Olvi-Vec and any of our future product candidates, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital could force us to delay, limit, reduce or terminate our product development programs, potential commercialization efforts or other operations.*

The development of biopharmaceutical product candidates is capital-intensive. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of, and seek regulatory approval for, our current and future product candidates. If we are able to gain marketing approval of any product candidate that we develop, including Olvi-Vec, we will require significant additional amounts of cash in order to launch and commercialize such product either alone or in collaboration with others. Because the design and outcome of our ongoing, anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing Olvi-Vec and our other product candidates and programs, and of conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining marketing approvals for Olvi-Vec and future product candidates we develop if clinical trials are successful;

●	the success of any future collaborations;

●	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

●	the cost and timing of establishing, equipping, and operating our current and planned manufacturing activities;

●	the cost of manufacturing Olvi-Vec and future product candidates for clinical trials in preparation for marketing approval and commercialization;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the cost, timing and outcome of seeking U.S. Food and Drug Administration (“FDA”) and any other regulatory approvals for any future product candidates;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	our ability to establish and maintain healthcare coverage and adequate reimbursement for our future products, if any;

●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

●	the emergence of competing cancer therapies and other adverse market developments;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;

●	the costs associated with being a public company;

●	our need and ability to retain key management and hire scientific, technical, medical and business personnel;

●	the costs associated with expanding our facilities or building out our laboratory space; and

●	the impact of geopolitical and macroeconomic events, including future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the conflicts in the Middle East and global pandemics on U.S. and global economic conditions.

Two investors from our private placements (the “Private Placements”) were contractually obligated to fund $30.0 million on or before November 15, 2023, of which we have received $6.0 million to date. In November 2023, we agreed to extend the funding deadline for $2.0 million of the remaining aggregate investment amounts to March 31, 2024. The investor who was obligated to fund $22.0 million of the remaining committed investment amounts has not made such payments and has indicated that he does not intend to comply with his investment commitments. We are currently evaluating our potential remedies with respect to this investor’s non-compliance with his contractual obligations to us. Besides the Private Placements and the obligations by Newsoara BioPharma Co. Ltd. (“Newsoara”) to provide clinical trial funding under our license agreement with Newsoara (the “Newsoara License Agreement”), we do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance will enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete development of Olvi-Vec or any other product candidate. Additionally, although we have commitments from investors to fund the remaining aggregate investment amounts in connection with our Private Placements, we may not receive some or all of the committed proceeds, due to ongoing liquidity constraints or other factors. The failure to receive all or some of the committed proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

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

Risks Related to Product Discovery, Development and Regulatory Approval

Our development of product candidates based on our technology platform is limited, and we do not know whether we will be able to develop any products of commercial value.*

The success of our business depends primarily upon our ability to identify novel product candidates based on our CHOICE platform and to successfully develop and commercialize those product candidates. While we have had promising preclinical study and clinical trial results for Olvi-Vec, to date, it remains our only product candidate that has moved into clinical trials. We have not yet succeeded and may not succeed in demonstrating efficacy and safety in commercializing Olvi-Vec. We also may be unsuccessful in identifying additional product candidates beyond Olvi-Vec using our CHOICE platform, and any of our product candidates may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. In particular, because all of our product candidates have been derived from our CHOICE platform, the failure of any one of our development programs could create a perception that our other programs are less likely to succeed or that our discovery platform is not viable. Similarly, adverse developments with respect to other companies that attempt to use a similar approach to our approach may adversely impact the actual or perceived value and potential of our discovery platform and resulting product candidates.

If any of these events occur, our ability to successfully discover, develop and commercialize any product candidates may be impaired and the value of our company could decline significantly.

Our product candidates are in preclinical and clinical stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable.*

All of our product candidates are in research, preclinical or clinical development. We have not completed the development of any product candidates, we currently generate no revenue, and we may never be able to develop a marketable product. Enrollment of our Phase 2 clinical trial, an open-label, single-arm study, of our lead product candidate, Olvi-Vec, in patients with PRROC, was completed in September 2019, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. We continue to enroll patients in this Phase 3 trial with topline results anticipated in the second half of 2025.

We began regulatory study startup of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic vaccinia virus (“VACV”) for patients with recurrent non-small cell lung cancer (“NSCLC”) in the United States in the first half of 2023. Newsoara is generally obligated under the Newsoara License Agreement to fund this trial. In November 2023, we agreed with Newsoara that we would directly engage a contract research organization (“CRO”) on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024. We plan to conduct this Phase 2 trial under our current open investigational new drug application (“IND”) and to initiate the trial in the United States in the first half of 2024. Subject to regulatory authorization in China, the Company expects Newsoara eventually to add sites in China and for the parties to conduct this study as a multi-regional clinical trial.

We and Newsoara co-sponsor a Phase 1/2 clinical trial of Olvi-Vec in patients with recurrent SCLC in China, which Newsoara is conducting and initiated the Phase 1 portion in the first half of 2023. We expect to report interim results from the SCLC trial in the second half of 2024. In addition to expecting Newsoara to join our Phase 2 NSCLC trial, as discussed above, we anticipate they will initiate a trial in recurrent ovarian cancer in China.

Additionally, we have a portfolio of oncolytic VACV constructs that are in early-to-mid stages of discovery and preclinical development that may never advance to clinical-stage development or marketing approval. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend on obtaining marketing approvals for, and successfully commercializing our product candidates, either alone or in collaboration with others, and we cannot guarantee that we will ever obtain marketing approval for any of our product candidates. Before obtaining marketing approval for the commercial distribution of our product candidates, we, or a future collaborator, must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials;

●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

●	acceptance of INDs or IND amendments for our planned clinical trials or future clinical trials;

●	successful enrollment and completion of clinical trials;

●	successful data from our clinical trials that support FDA conclusion of an acceptable risk-benefit profile of our product candidates in the intended populations;

●	receipt of regulatory and marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

●	obtaining regulatory approval to use our existing or future manufacturing processes for the clinical and commercial manufacture of our product candidates at our existing or future manufacturing facilities or at the facilities of one or more third-party manufacturers with whom we would need to establish supply arrangements;

●	successfully launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of any products we develop and their benefits and uses, if and when approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and

●	maintaining a continued acceptable safety profile of the products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

We currently have only one product candidate, Olvi-Vec, in clinical development. A failure of this product candidate in clinical development would adversely affect our business and may require us to discontinue development of other product candidates based on the same therapeutic approach.*

We have invested a significant portion of our efforts and financial resources in our oncolytic VACV platform and, in particular, in the development of our lead product candidate, Olvi-Vec. We have completed enrollment for only one Phase 2 clinical trial, an open-label single-arm study, of Olvi-Vec in patients with PRROC in September 2019. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. Our co-sponsored Phase 1/2 clinical trial in SCLC continues to enroll patients in China. We also intend to initiate a Phase 2 clinical trial in patients with NSCLC in the first half of 2024 Olvi-Vec, as well as our other product candidates, are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. We will need to successfully complete such trials before submitting a marketing application to the FDA.

We have submitted an IND application with respect to only one product candidate, Olvi-Vec. V2ACT LLC, a joint venture between TVAX Biomedical, Inc. (“TVAX”) and us, has also filed its own IND for V2ACT Immunotherapy, a combination of Olvi-Vec and vaccine-enhanced adoptive cell therapy for the treatment of newly diagnosed, surgically-resectable pancreatic cancer patients. For V2ACT Immunotherapy, no clinical trial is yet scheduled to be initiated. We have not previously submitted a biologics license application (“BLA”) to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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

We have concentrated all of our research and development efforts on product candidates based on our oncolytic VACV platform, which is novel. We only have conducted clinical development of Olvi-Vec in human cancer patients. Our future success depends on the successful development of our oncolytic VACV platform. Any development problems we experience in the future may cause significant delays or unanticipated costs, and we may not be able to solve any such development problems. Should we encounter development problems, including unfavorable preclinical study or clinical trial results, the FDA or foreign regulatory authorities may place all, or part, of our clinical development on hold or refuse to approve our product candidates, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing and obtaining regulatory approval for a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of viral immunotherapies. To date, there is only one FDA-approved viral immunotherapy-talimogene laherparepvec (“IMLYGIC”). Any viral immunotherapies that are approved may be subject to extensive post-approval regulatory requirements, including post-approval studies as well as requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome and stringent regulations, and delays can occur for a variety of reasons.*

In order to obtain FDA approval to market a new biological product, we must demonstrate proof of safety as well as purity and potency (i.e., efficacy) in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We only have one product candidate currently being evaluated in human clinical development, Olvi-Vec. In addition, the FDA has granted permission to proceed with a clinical trial under the IND for V2ACT Immunotherapy, but no clinical trial has been initiated or is currently scheduled to initiate. The rest of our product candidates are in preclinical development, have not yet been evaluated in IND-enabling studies and their risk of failure is high. We cannot be certain of the timely completion or outcome of our preclinical testing and studies or clinical trials and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies or clinical trials will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all. Additionally, we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin, and we cannot be sure that our planned clinical trials will begin on time or that our ongoing clinical trials will be completed on schedule.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any ongoing or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize Olvi-Vec or any future product candidates, including:

●	delays or failures, which may result in clinical site closures, delays to patient enrollment, patients withdrawing prior to receiving treatment (e.g., catheter implantation failure), patients discontinuing their treatment or follow-up visits or changes to trial protocols;

●	regulators or institutional review boards (“IRBs”), may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or CROs;

●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the unsuccessful implantation of catheters used to deliver Olvi-Vec;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate, or may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;

●	third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

●	manufacturing delays;

●	we, regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, emergent drug-drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a biologically, chemically or mechanistically similar therapeutic or therapeutic candidate, or flaws in the design of the trial;

●	changes could be adopted in marketing approval policies during the development period, rendering our data insufficient to obtain marketing approval;

●	statutes or regulations could be amended, or new ones could be adopted;

●	changes could be adopted in the regulatory review process for submitted product applications;

●	the cost of clinical trials of our product candidates may be greater than we anticipate, or we may have insufficient funds for a clinical trial or product manufacture or to pay the substantial user fees required by the FDA upon the submission of a BLA or equivalent authorizations from comparable foreign regulatory authorities;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	the FDA or comparable foreign regulatory authorities may fail to approve the existing or future manufacturing processes or facilities of our company or of third-party manufacturers with which we contract for clinical and commercial supplies;

●	we may decide, or regulatory authorities may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical studies, or we may abandon product development programs;

●	we may fail to reach an agreement with regulatory authorities or IRBs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs that make further study impractical or not financially prudent;

●	Regulatory authorities may ultimately disagree with the design or our conduct of our preclinical studies or clinical trials, finding that they do not support product candidate approval;

●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;

●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;

●	the FDA or comparable foreign regulatory authorities may disagree with our trial design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

●	the FDA or comparable foreign regulatory authorities may disagree with our intended indications;

●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and

●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development, including, for example, due to a longer-and/or-higher-than-expected response rate determination in the active comparator group or a shorter-and/or-lower-than-expected response rate determination in the experimental drug group.

For example, we previously modified our manufacturing process and had to demonstrate analytical comparability to the FDA in order to use Olvi-Vec manufactured by this process in our ongoing Phase 3 PRROC trial. Any future changes to our manufacturing process may similarly require comparability assessments by the FDA and could delay clinical trials or, if the modified manufacturing process is not comparable, result in inconsistencies in trial results that may be difficult to explain.

Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. The FDA may issue further comments to our Phase 3 clinical trial protocol and may conclude Olvi-Vec produced in mammalian cells is not comparable to material produced in chick embryo fibroblast (“CEF”) cells, and/or place our IND on clinical hold. Placing our IND on clinical hold may cause delays in the initiation of our Phase 3 registration clinical trial. Any delay in obtaining or failure to obtain authorization from the FDA to conduct our Phase 3 clinical trial could materially adversely affect our ability to generate revenue from Olvi-Vec, which may materially harm our business, financial condition, results of operations, stock price and prospects.

As another example, there is currently a national shortage of platinum-based chemotherapies. This shortage initially slowed some site enrollment for our Phase 3 clinical trial investigating the use of Olvi-Vec in PRROC. If the shortage persists, our Phase 2 clinical trial investigating the use of Olvi-Vec in recurrent NSCLC could be negatively impacted. To attempt to mitigate the risk caused by the shortage, we have established our own depot to acquire and store platinum-based chemotherapies. We expect to be able to provide a supply of platinum as needed for our Phase 3 clinical trial for Olvi-Vec in PRROC and our Phase 2 trial for Olvi-Vec in NSCLC, but cannot guarantee that we will be able to resupply adequate amounts on our desired timeline, particularly if shortages continue. The future occurrence of similar shortages of other commercially-available drugs used in our clinical trials could also negatively impact our clinical trials.

Our product development costs will also increase if we experience delays in clinical testing or marketing approvals, and we may not have sufficient funding to complete the testing and approval process for any of our current or future product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical studies or clinical trials beyond what we currently have planned will be required, will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant delays relating to any preclinical studies or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of any of our product candidates. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

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

To date, Olvi-Vec is the only product candidate we have tested in humans. The most advanced trial with enrollment completed was our open-label, single-arm Phase 1b/2 clinical trial in PRROC. Enrollment was completed in September 2019, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Additionally, we previously conducted five Phase 1 clinical trials and one Expanded Access Program in different indications, using different routes of administration and different dosing regimens. The most common treatment-related toxicities generally observed in our trials from different routes of administration were pyrexia, nausea, chills and fatigue with additional common treatment-related toxicities observed in our intraperitoneal administration trials being abdominal pain and abdominal distension. As we continue our development of Olvi-Vec and initiate clinical trials of any future product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge or be reported, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after the drug is tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label, a Risk Evaluation and Mitigation Strategy (“REMS”) or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require, or we may voluntarily develop strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

Drug development is inherently risky and uncertain. We cannot be certain that we will be able to:

●	complete IND-enabling preclinical studies or develop manufacturing processes and associated analytical methods that meet current good manufacturing practice (“cGMP”) requirements in time to initiate or to complete our anticipated or future clinical trials in the timeframes we announce;

●	obtain sufficient clinical supply of our product candidates to support our anticipated or future clinical trials;

●	initiate clinical trials within the timeframes we announce;

●	enroll and maintain a sufficient number of subjects to complete or timely complete any clinical trials; or

●	collect and analyze the data from any completed clinical trials in the timeframes we announce.

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

We plan to conduct our Phase 2 clinical trial for Olvi-Vec in recurrent NSCLC in the United States and potentially in China as part of a multi-regional clinical trial with our collaboration partner, Newsoara. However, the FDA and other comparable foreign regulatory authorities may not accept data from such trial, in which case our development plans will be delayed, which could materially harm our business.*

Following FDA authorization, we began regulatory study startup of a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States in the first half of 2023. Newsoara is generally obligated under the Newsoara License Agreement to fund this trial. In November 2023, we agreed with Newsoara that we would directly engage a CRO on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024.

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

The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with International Conference on Harmonization (“ICH”), and Good Clinical Practice (“GCP”) requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Risks Related to Manufacturing

We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.*

The manufacture of biopharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing viral immunotherapies, including our product candidates, is particularly complex, time consuming, highly regulated and costly.

Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production, with such risks including:

●	quality control, including stability of the product candidate and quality assurance testing;

●	shortages of qualified personnel or key raw materials or components;

●	product loss during the manufacturing process, including loss caused by contamination, equipment failure or improper installation or operation of equipment, or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination;

●	the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, natural disasters, power failures and numerous other factors; and

●	any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for product candidate batches that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.*

We previously engaged a third-party contract manufacturing organization (“CMO”) that specializes in the manufacture of vaccines to produce clinical-grade Olvi-Vec for all of our prior clinical trials.

We have leased a building in San Diego, California and have established and equipped our own cGMP manufacturing facility in order to secure supplies for pivotal studies and commercial launch. This building is intended to give us control over key aspects of the supply chain for our products and product candidates and has additional space for expansion. We recently leased a second building in the same location which, when upgrades are completed, will provide laboratory capabilities and administrative offices.

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

These changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our planned or future clinical trials. In some circumstances, changes in the facility or the manufacturing process, as was done with regard to changing to mammalian-cell manufacture, require notification to, or authorization by the FDA or a comparable foreign regulatory authority, which may be delayed or which we may never receive. Such changes may also require, prior to undertaking more advanced clinical trials, additional non-clinical or clinical testing, to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. For example, we previously modified our manufacturing process and had to demonstrate analytical comparability to the FDA in order to use Olvi-Vec manufactured by this process in our ongoing Phase 3 PRROC trial. Any future changes to our manufacturing process may similarly require comparability assessments by the FDA and could delay clinical trials or, if the product of the modified manufacturing process is not comparable, result in inconsistencies in trial results that may be difficult to explain.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical studies are conducted in accordance with the FDA’s Good Laboratory Practice regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as GCP guidelines, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions. For example, the data generated in our trials may not have been appropriately collected or documented, and thereby be deemed unreliable and the FDA or comparable foreign regulatory authorities may conclude the study findings are not adequate and require us to perform additional studies.

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

Our current and any future collaborations are not a guarantee of success, and all collaborations are as risky, or more risky, than undertaking the activities ourselves.*

Our current collaborations with TVAX and Newsoara, and potential future collaborations we might enter into for Olvi-Vec or our other product candidates, may pose a number of risks, including the following:

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

For example, Newsoara is generally obligated under the Newsoara License Agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States, which began regulatory study startup in the first half of 2023. Newsoara has also agreed to reimburse us for the costs and expenses of a CRO to conduct certain startup activities for the NSCLC trial in the United States only, but is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024. If Newsoara is unable or unwilling to provide this funding and/or reimbursement in a timely manner or at all, we would need to obtain the funding on our own and/or scale back or discontinue these clinical development activities.

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

We face significant competition from other biopharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their product candidates are shown to be safer or more effective than ours, our commercial opportunity may be reduced or eliminated.*

The development and commercialization of cancer immunotherapy products is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major biopharmaceutical companies, specialty biopharmaceutical companies, and biotechnology companies worldwide. There are a number of large biopharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of solid tumors, including viral immunotherapy and cancer vaccine approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

We are aware of a number of companies developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

●	Oncolytic viral immunotherapies, including Amgen’s IMLYGIC (talimogene laherparepvec), the only FDA-approved oncolytic immunotherapy, which is approved for the local treatment of unresectable cutaneous, subcutaneous, and nodal lesions in patients with melanoma recurrent after initial surgery and is in development for several other indications and Daiichi Sankyo Company, Limited’s DELYTACT (teserpaturev/G47∆), which received conditional and time-limited marketing approval in Japan as a regenerative medical product for treatment of malignant glioma. Other oncolytic viral immunotherapies in development include those by companies such as AstraZeneca PLC (AstraZeneca), Boehringer Ingelheim, CG Oncology, Inc., Candel Therapeutics, Inc., DNAtrix Inc., Imugene Limited, Johnson & Johnson, Merck & Co., Inc. (Merck), Oncolytics Biotech Inc., Otsuka Holdings Co. Ltd., Pfizer Inc., PsiOxus Therapeutics, Ltd., Regeneron Pharmaceuticals, Inc., Replimune Group, Inc., SillaJen, Inc. (SillaJen), Targovax USA, Theriva Biologics, Inc., Transgene SA (Transgene), Turnstone Biologics Corp. and Vyriad, Inc.;

●	Approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno-oncology companies focused on IL-12, such as Ziopharm Oncology Inc.;

●	Cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as Advaxis, Inc., Agenus Inc., AstraZeneca, Bavarian Nordic A/S, BioNTech SE, Genocea Biosciences, Inc., Gritstone Oncology, Inc., Heat Biologics, Inc., ImmunityBio, Inc., IMV Inc., Moderna, Inc., SOTIO a.s., Transgene, and VBI Vaccines Inc.;

●	Cell-based therapies, including tumor infiltrating lymphocytes in development by Iovance Biotherapeutics, Inc., TVAX and Turnstone Biologics, Corp. and approved and in-development CAR T cell therapies, including those commercialized by BMS, Gilead Sciences Inc. and Novartis AG, T cell receptor and NK cell therapies;

●	Therapies aimed at activating innate immunity such as those targeting stimulator of interferon genes protein (and toll-like receptors including those in development by Bristol-Myers Squibb Company, Checkmate Pharmaceuticals Inc., Chinook Therapeutics Inc., GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Merck, Mologen AG, Nektar Therapeutics, TriSalus Life Sciences, and UroGen Pharma Inc.; and

●	Traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

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

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and protect our intellectual property rights for our technology and product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.*

Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our technology, including our oncolytic VACV platform, and Olvi-Vec, V2ACT Immunotherapy and our other product candidates. We also rely in part on trade secret, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the United States and abroad related to our technology and product candidates.

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

For the core technology in our CHOICE platform and Olvi-Vec and our other product candidates, patents have issued and applications are pending at each of the U.S. provisional, Patent Cooperation Treaty, and national stages with, at a minimum, filings submitted to the United States, European Patent Conventions and Japan. As of March 31, 2024, our patent portfolio consisted of 19 issued U.S. patents, one pending U.S. patent application, 14 issued foreign patents, and six pending foreign patent applications, which relate generally to the composition of our current and potential future products, and their methods of use. V2ACT LLC has exclusive rights to V2ACT Immunotherapy under one issued U.S. patent, one pending U.S. patent application and two pending non-U.S. patent applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or Olvi-Vec, V2ACT Immunotherapy or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”). Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or other jurisdictions in which we have or seek patent protection could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) signed into law in the United States on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

The enactment of the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) as part of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biological products, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period.

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

Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable healthcare fraud and abuse, and other healthcare laws, which may constrain the business or financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs.

●	The federal civil and criminal false claims laws, including, without limitation, the civil FCA, and the federal Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government.

●	The Health Insurance Portability and Accountability Act (“HIPAA”), which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.

●	The U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biological products and medical devices.

●	The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require certain manufacturers of drugs, devices, biological products and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.

●	Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; and state and local laws requiring the registration of pharmaceutical sales representatives.

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

We are subject to new legislation, regulatory proposals and third-party payor initiatives that may increase our costs of compliance, and adversely affect our ability to market our products, obtain collaborators, and raise capital.*

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products. For example, the ACA was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. pharmaceutical industry.

There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

At the federal level, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA directs the Secretary of HHS to establish a Drug Price Negotiation Program (the Program) to lower prices for certain single-source prescription drugs and biologics covered under Medicare Parts B and D, based on criteria established under the IRA. Under the Program, the Secretary of HHS will publish a list of “selected drugs,” and will then negotiate maximum fair prices (“MFP”) with their manufacturers. Beginning in 2026, the first year of the Program, the number will be limited to 10 Part D drugs and biologics. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Part D and Part B. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95% and the potential of civil monetary penalties. Further, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first 10 drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Additionally, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that practice will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA.

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

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws that apply in countries where we do business. The FCPA and these other anti- corruption laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our personnel or intermediaries, even if we do not explicitly authorize or have prior knowledge of such activities.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of our business, we collect, receive, process, generate, use, transfer, make accessible, protect, secure, dispose of, transmit and store (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, intellectual property, trade secrets, clinical trial data and sensitive third-party data. Accordingly, we may be subject to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”), applies to the personal data of consumers, business representatives and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and to honor certain requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”), and the Swiss Federal Act on Data Protection impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are generally inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

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

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, which could limit our ability to conduct clinical trial activities in the EEA, the UK or elsewhere, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. The United States is also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements, particularly if we transfer personal data to, or process personal data of residents of, high risk or sanctioned jurisdictions.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR, and the CCPA, require companies to impose specific contractual restrictions on their service providers. Moreover, some clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We will need to continue to expand the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2024, we had 23 full-time and part-time employees, including 15 employees engaged in research and development and manufacturing. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If our information technology systems or those third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work process proprietary, confidential, and sensitive data, including personal data, de-identified health-related data, intellectual property, proprietary business information and trade secrets (collectively, “sensitive information”).

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, disruption of clinical trials, loss of data (including data related to clinical trials) and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We rely on third parties service providers to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, information technology infrastructure, cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our current security measures may be insufficient to prevent or deter such incidents or interruptions. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop or prevent customers from using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

We have generated significant net operating loss (“NOL”) carryforwards and research and development tax credits, and our ability to utilize our net operating loss carryforwards and research and development tax credits to reduce future tax payments may be limited or restricted.

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

We are required to maintain internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2024, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering (“IPO”), we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the U.S. Securities and Exchange Commission (the “SEC”), Nasdaq or other regulatory authorities.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Our operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.*

We expect our operating results to be subject to quarterly fluctuations, which makes it difficult for us to predict our future operating results. Our net loss and other operating results will be affected by numerous factors, including:

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

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.*

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

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

The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile, and we note recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility seemingly unrelated to company performance following a number of recent initial public offerings, particularly among companies with relatively smaller public floats. For example, the daily closing market price for our common stock has varied significantly since the commencement of trading of our common stock on Nasdaq on January 26, 2023, ranging between a high price of $38.00 on June 21, 2023, and a low price of $5.56 on February 3, 2023. During this time, the price per share of common stock has ranged from an intra-day low of $5.35 per share to an intra-day high of $40.98 per share. Since the closing of our IPO, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a large proportion of our common stock has been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in, our clinical trial for Olvi-Vec, our preclinical studies and any other future clinical development programs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	commencement or termination of collaboration, licensing or similar arrangements for our development programs;

●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	failure or discontinuation of any of our development programs;

●	our ability to commercialize Olvi-Vec and our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	our partners’ and collaborators’ ability to successfully commercialize their licensed product candidates;

●	developments or setbacks related to drugs that are co-administered with any of our product candidates, such as cellular and targeted therapies;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to the development of Olvi-Vec and any other product candidate we may develop;

●	changes in the competitive landscape in our industry, including results of clinical trials of existing and potential future products that compete with Olvi-Vec and our other product candidates;

●	our ability to adequately support future growth;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	future accounting pronouncements or changes in our accounting policies;

●	announcements or expectations of additional financing efforts by us;

●	sales of our common stock by us, our insiders or other stockholders;

●	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including bank failures, global pandemics, the Russia/Ukraine conflict or the conflicts in the Middle East; and

●	investors’ general perception of us and our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, Aladar Szalay, Ph.D. and his affiliated entities have sold a substantial number of shares of our common stock since July 24, 2023, the lock-up agreement expiration date in connection with our IPO.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our 2022 Equity Incentive Plan (the 2022 Plan) and the 2023 Inducement Plan (the “Inducement Plan”), we are authorized to grant equity awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2022 Plan will automatically increase on January 1 of each year, beginning on January 1, 2024 and continuing through and including January 1, 2032, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 through January 1, 2032, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 2,100,000 shares of common stock; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Tax Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until the last day of the fiscal year ending after the fifth anniversary of our IPO (i.e. January 25, 2028) or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of the Nasdaq Capital Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2024, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Warrants

On January 25, 2023, in connection with our IPO, certain warrants issued prior to the IPO were adjusted in accordance with a one for three pre-IPO reverse stock split, enabling the holders to purchase up to an aggregate of 110,975 shares of our Common Stock at an exercise price of $9.00 per share and 3,809 shares of our Common Stock at an exercise price of $10.50 per share (collectively, the “Warrants”). During the first quarter of 2024, holders of the Warrants with an exercise price of $9.00 per share exercised their Warrants for an aggregate of 76,487 shares with the remaining 34,488 Warrants expiring. The Warrants issued with an exercise price of $10.50 per share all expired during the first quarter of 2024.

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

As of March 31, 2024, we have used all of the net proceeds from our IPO, primarily to satisfy outstanding accounts payable and working capital. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus that forms a part of the Registration Statement filed by us with the SEC pursuant to Rule 424(b) on January 26, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Investors’ Rights Agreement, by and among the Registrant and AbbVie, Inc. and Aladar Szalay, Ph.D., dated January 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.3	Form of Warrant to Purchase Common Stock issued to WDC Fund I, dated September 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.4	Form of Umbrella Agreement Regarding Family Investments (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.5	Form of Convertible Note Purchase Agreement under the Umbrella Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, (File No. 333-265828), as amended, originally filed with the Commission on June 24, 2022).

4.6	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, (File No. 333-265828), as amended, originally filed with the Commission on September 19, 2022).

4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.8	Letter Agreement Amending the Umbrella Agreements, by and among the Registrant and Existing Noteholders dated April 4, 2023 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.9	Form of Warrant to Purchase Common Stock issued on July 28, 2023 in connection with Converted Convertible Notes Payable (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

4.10	Form of Warrant to Purchase Common Stock issued on August 1, 2023 in connection with Converted Convertible Notes Payable (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

Date: May 9, 2024

GENELUX CORPORATION

By:	/s/ Thomas Zindrick, J.D.
Thomas Zindrick, J.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Lourie Zak
Lourie Zak
Chief Financial Officer
(Principal Financial and Accounting Officer)

