Form 10-Q
period 2024-06-30
GENELUX Corp
filed 2024-08-14
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of August 12, 2024 was 34,535,471.

GENELUX CORPORATION

FORM 10-Q

JUNE 30, 2024

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements.

Genelux Corporation

Condensed Balance Sheets

(in thousands, except for share amounts and par value data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,858	$9,418
Short-term investments	25,778	13,773
Prepaid expenses and other current assets	1,234	1,012
Total Current Assets	34,870	24,203

Property and equipment, net	1,306	1,170
Right of use assets	2,098	2,428
Long-term investments	6,813	-
Other assets	92	92
Total Other Assets	10,309	3,690

TOTAL ASSETS	$45,179	$27,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,786	$3,784
Accrued payroll and payroll taxes	517	2,117
Lease liabilities, current portion	500	653
Total Current Liabilities	5,803	6,554

Lease liabilities, long-term portion	1,707	1,866
Total Liabilities	7,510	8,420

Shareholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 200,000,000 shares authorized; 34,512,642 and 26,788,986 shares issued and outstanding, respectively	35	27
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	274,028	241,389
Accumulated other comprehensive income (loss)	(11)	14
Accumulated deficit	(235,950)	(221,524)
Total Shareholders’ Equity	37,669	19,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,179	$27,893

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Revenues	$-	$-	$8	$170

Operating expenses:
Research and development	4,417	2,943	8,427	5,788
General and administrative	2,475	2,452	6,588	6,239
Total operating expenses	6,892	5,395	15,015	12,027

Loss from operations	(6,892)	(5,395)	(15,007)	(11,857)

Other income (expenses):
Interest income	316	-	581	-
Interest expense	-	(24)	-	(167)
Debt discount amortization	-	-	-	(649)
Financing costs	-	-	-	(3,110)
Debt extinguishment costs		(402)		(402)
Total other income (expenses), net	316	(426)	581	(4,328)

NET LOSS	$(6,576)	$(5,821)	$(14,426)	$(16,185)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.22)	$(0.23)	$(0.51)	$(0.72)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	29,689,344	25,068,334	28,308,046	22,334,311

The accompanying notes are an integral part of these condensed financial statements.

4

Genelux Corporation

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Net loss	$(6,576)	$(5,821)	$(14,426)	$(16,185)

Other comprehensive loss:
Net unrealized loss on short and long-term investments	(6)	-	(25)	-
Comprehensive loss	$(6,582)	$(5,821)	$(14,451)	$(16,185)

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Shareholders’ Equity (Unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income(Loss)	Deficit	Total

Balance, March 31, 2024 (unaudited)	-	$-	26,996,740	$27	(433,333)	$(433)	$244,869	$(5)	$(229,374)	$15,084

Stock compensation	-	-	-	-	-	-	1,298	-	-	1,298

Unrealized loss on short and long-term investments	-	-	-	-	-	-	-	(6)		(6)

Fair value of vested restricted stock units	-	-	-	-	-	-	136	-	-	136

Issuance of common shares for cash and warrants, net of costs	-	-	7,500,000	8	-	-	27,670	-	-	27,678

Cost of stock option modifications and repricing	-	-	-	-	-	-	6			6

Issuance of common stock in connection with the Company’s equity award programs	-	-	15,902	-	-	-	49	-	-	49

Net loss during the three months ended June 30, 2024	-	-	-	-	-	-	-	-	(6,576)	(6,576)

Balance, June 30, 2024 (unaudited)	-	$-	34,512,642	$35	(433,333)	$(433)	$274,028	$(11)	$(235,950)	$37,669

Balance, December 31, 2023	-	$-	26,788,986	$27	(433,333)	$(433)	$241,389	$14	$(221,524)	$19,473

Stock compensation	-	-	-	-	-	-	2,787	-	-	2,787

Unrealized loss on short and long-term investments	-	-	-	-	-	-	-	(25)	-	(25)

Fair value of vested restricted stock units	-	-	131,267	-	-	-	1,125	-	-	1,125

Cost of stock option modifications and repricing	-	-	-	-	-	-	320	-	-	320

Issuance of common shares for cash and warrants, net of costs	-	-	7,500,000	8	-	-	27,670	-	-	27,678

Issuance of common stock in connection with the Company’s equity award programs	-	-	15,902	-	-	-	49	-	-	49

Issuance of common shares upon exercise of stock warrants	-	-	76,487	-	-	-	688	-	-	688

Net loss during the six months ended June 30, 2024	-	-	-	-	-	-	-	-	(14,426)	(14,426)

Balance, June 30, 2024 (unaudited)	-	$-	34,512,642	$35	(433,333)	$(433)	$274,028	$(11)	$(235,950)	$37,669

Genelux Corporation

Condensed Statements of Shareholders’ Equity (Unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income(Loss)	Deficit	Total

Balance, March 31, 2023 (unaudited)	-	$-	24,553,470	$24	(433,333)	$(433)	$206,689	$2	$(203,591)	$2,691

Stock compensation	-	-	-	-	-	-	240	-	-	240

Issuance of common shares upon the closing of private financings, net of offering costs	-	-	1,117,079	2	-	-	21,640	-	-	21,642

Conversion of notes payable-shareholders and accrued interest	-	-	73,134	-	-	-	1,865	-	-	1,865

Fair value of vested restricted stock units	-	-	-	-	-	-	429	-	-	429

Cost of stock option repricing	-	-	-	-	-	-	36	-	-	36

Issuance of common shares upon exercise of stock warrants	-	-	111,828	-	-	-	1,174	-	-	1,174

Net loss during the three months ended June 30, 2023	-	-	-	-	-	-	-	-	(5,821)	(5,821)

Balance, June 30, 2023 (unaudited)	-	$-	25,855,511	$26	(433,333)	$(433)	$232,073	$2	$(209,412)	$22,256

Balance, December 31, 2022	22,094,889	$22	9,126,726	$9	(433,333)	$(433)	$154,401	$2	$(189,784)	$(35,783)

Stock compensation	-	-	-	-	-	-	467	-	-	467

Issuance of common shares upon the closing of the initial public offering, net of offering costs	-	-	2,653,000	3	-	-	12,629	-	-	12,632

Issuance of common shares upon the closing of private financings, net of offering costs	-	-	1,117,079	2	-	-	21,640	-	-	21,642

Issuance of common shares upon conversion of preferred stock	(22,094,889)	(22)	8,355,610	8	-	-	14	-	-	-

Issuance of common shares upon conversion of convertible notes payable, accrued interest and loan fees	-	-	4,134,367	4	-	-	29,892	-	-	29,896

Issuance of common shares upon conversion of preferred stock dividends payable	-	-	272,101	-	-	-	3,443	-	(3,443)	-

Fair value of vested restricted stock units	-	-	-	-	-	-	627	-	-	627

Cost of stock option repricing	-	-	-	-	-	-	2,642	-	-	2,642

Reclassification of warrant liabilities upon the closing of the initial public offering	-	-	-	-	-	-	169	-	-	169

Fair value of warrants issued in connection with the the conversion of convertible notes payable	-	-	-	-	-	-	3,110	-	-	3,110

Conversion of notes payable-shareholders and accrued interest	-	-	73,134	-	-	-	1,865	-	-	1,865

Issuance of common shares upon exercise of stock warrants	-	-	123,494	-	-	-	1,174	-	-	1,174

Net loss during the six months ended June 30, 2023	-	-	-	-	-	-	-	-	(16,185)	(16,185)

Balance, June 30, 2023 (unaudited)	-	$-	25,855,511	$26	(433,333)	$(433)	$232,073	$2	$(209,412)	$22,256

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(14,426)	$(16,185)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	122	271
Net amortization of premiums and discounts on short-term investments	(304)	-
Right-of-use asset	330	274
Amortization of debt discount	-	649
Stock compensation	2,787	467
Fair value of restricted stock units	1,125	627
Cost of stock option modifications and repricing	320	2,642
Debt extinguishment costs	-	402
Fair value of warrants issued in connection with the conversion of convertible notes payable	-	3,110
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses and other assets	(222)	(48)
(Decrease) Increase in:
Accounts payable and accrued expenses	1,002	(1,658)
Accrued payroll and payroll taxes	(1,600)	(168)
Accrued interest payable	-	44
Deferred revenue	-	(170)
Lease liability	(312)	(265)
Net cash used in operating activities	(11,178)	(10,008)

Cash Flows from Investing Activities
Purchases of property and equipment	(258)	(505)
Purchase of short and long-term investments	(26,539)	-
Proceeds from sales and maturities of short-term investments	8,000	-
Net cash used in investing activities	(18,797)	(505)

Cash Flows from Financing Activities
Proceeds from notes payable – shareholders	-	900
Repayment of notes payable – shareholders	-	(660)
Repayment of convertible notes payable – shareholders	-	-
Payment of deferred offering costs	-	(303)
Proceeds from common stock issued in connection with the Company’s equity award programs	49	-
Proceeds from the exercise of stock warrants	688	1,174
Proceeds from common stock issued for cash in connection with the closing of the IPO	-	14,503
Proceeds from common stock issued for cash in connection with the closing of private financings	-	21,642
Proceeds from common stock issued for cash in connection with the closing of a second offering	27,678	-
Net cash provided by financing activities	28,415	37,256

Net increase (decrease) in cash	(1,560)	26,743

Cash and cash equivalents at the beginning of period	9,418	397
Cash and cash equivalents at the end of period	$7,858	$27,140

Supplemental cash flows disclosures:
Interest paid	$-	$50
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Effect of the extension of right-of-use asset and operating lease	$-	$649
Reclassification of deferred offering costs to shareholders’ equity	$-	$1,871
Reclassification of warrant liabilities to shareholders’ equity	$-	$169
Conversion of convertible notes payable, accrued interest and loan fees to shareholders’ equity	$-	$29,896
Conversion of preferred stock to common stock	$-	$22
Conversion of dividends payable to shareholders’ equity	$-	$3,443
Conversion of notes payable-shareholders and accrued interest to shareholders’ equity	$-	$1,463
Unrealized loss on investments	$25	$-

The accompanying notes are an integral part of these condensed financial statements.

GENELUX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the year ended December 31, 2023, the Company incurred a net loss of $28,297 and used cash in operations of $20,275 and had an accumulated deficit of $221,524 as of December 31, 2023. As reflected in the accompanying condensed financial statements, during the six months ended June 30, 2024, the Company incurred a net loss of $14,426 and used cash in operations of $11,178.

During the year ended December 31, 2023, the Company closed its initial public offering (“IPO”) and two private placements and received $37,774 of net proceeds from these offerings. During the six months ended June 30, 2024, the Company closed its second public offering and received $27,678 of net proceeds from that offering (see Note 8). Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, the Company had shareholders’ equity of $37,669 at June 30, 2024. The Company now expects its cash and cash equivalents, and short and long-term investments, totaling $40,449 at June 30, 2024, to last into the first quarter of 2026.

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

For the six months ended June 30, 2024 and 2023, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive.

The potentially dilutive securities consisted of the following:

	June 30, 2024	June 30, 2023
Stock options	5,044,949	4,201,019
Stock warrants	7,897,975	932,854
Restricted stock units	57,323	113,500
Stock warrants, issuable upon conversion of notes payable	-	105,943
Total	13,000,247	5,353,316

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

During the six months ended June 30, 2024, the Company recognized revenue of $8 relating to its license agreement with ELIAS Animal Health, LLC.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the amount of cash equivalents included in cash and cash equivalents totaled $7,414 and $7,924, respectively.

Short and Long-Term Investments

The Company’s short and long-term debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive loss and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of total other income (expense), net in the Statements of Operations. There were no realized gains or losses during the six months ended June 30, 2024.

Bonds with maturity dates subsequent to June 30, 2025 are classified as long-term investments, while bonds with maturity dates on or before June 30, 2025 are classified as short-term investments.

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

No credit-related losses or impairments have been recognized on the Company’s investments in available-for-sale securities during the six months ended June 30, 2024.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the six months ended June 30, 2024, comprehensive loss included $25 of unrealized losses on short and long-term investments, net of tax.

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

NOTE 3 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2024, Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,414	$—	$—	$7,414
Short and long-term investments:
US Government Agency bonds	—	13,710	—	13,710
US Treasury bonds	—	18,881	—	18,881
	$7,414	$32,591	$—	$40,005

The underlying securities in the money market funds held by the Company are all government backed securities.

Valuation of cash equivalents and short and long-term investments

Cash equivalents consisted of money market funds at June 30, 2024. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. U.S. Government Agency bonds and U.S. Treasury bonds are government backed securities representing a Level 2 measurement within the fair value hierarchy.

NOTE 4 - SHORT AND LONG-TERM INVESTMENTS

As of June 30, 2024, the Company’s available-for-sale investments by type, consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
US Government Agency bonds	$13,715	$—	$(5)	$—	$13,710
US Treasury bonds	18,889	—	(8)	—	18,881
	$32,604	$—	$(13)	$—	$32,591

As of June 30, 2024, $25,778 of available-for-sale securities consisted of investments that mature within one year, and $6,813 consisted of securities that mature after one year.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Furniture and office equipment	$148	$148
Laboratory equipment	2,837	2,792
Computer equipment	127	127
Leasehold improvements	557	557
Construction-in-progress	1,208	995
	4,877	4,619
Less: accumulated depreciation and amortization	(3,571)	(3,449)
Property and equipment, net	$1,306	$1,170

Depreciation expense for the six months ended June 30, 2024 and 2023 was $122 and $271, respectively.

During the year ended December 31, 2023, the Company expended $995 on facility design services and equipment relating to future planned construction on its manufacturing facility. During the six months ended June 30, 2024, the Company expended an additional $213 on design services and equipment. The Company has accounted for the expenditures as construction-in-progress as of June 30, 2024 and December 31, 2023, and no depreciation will be recorded on these expenditures until the facility has been placed in service. The Company’s plan to complete the design phase and begin construction on the facility will be based on available financial resources.

NOTE 6 – ACCRUED PAYROLL AND PAYROLL TAXES

As of December 31, 2023, a total of $2,117 was owed to the Company’s Chief Executive Officer and another employee for past due balances that had accrued over a several year period, and for current accrued payroll and payroll taxes, and other compensation related benefits, including payroll tax liabilities of $321 relating to stock option exercises and restricted stock unit vesting. During the six months ended June 30, 2024, the Company repaid all of the $1,259 of past due accrued amounts owed to the employees and the $321 of current payroll tax liabilities. As of June 30, 2024, no amounts were owed to employees for these past due balances, and $517 was owed for current accrued payroll and payroll taxes, and other compensation related benefits.

NOTE 7 – LEASE LIABILITIES

Operating Leases

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest (“discount rate”) in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

As of June 30, 2024, the Company has four operating leases with average monthly payments of approximately $66 per month through October 2030.

During the six months ended June 30, 2024 and 2023, the Company reflected combined amortization of the right of use assets of $330 and $274, respectively, related to the leases, resulting in a combined net asset balance of $2,098 and $2,428 as of June 30, 2024 and December 31, 2023, respectively.

The operating lease liability at December 31, 2023 was $2,519. During the six months ended June 30, 2024 and 2023, the Company made combined aggregate payments of $312 and $265, respectively, towards the lease liabilities resulting in a combined lease liability of $2,207 as of June 30, 2024.

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and is currently on a month-to-month basis. Rent expense was $18 during the six months ended June 30, 2024 and 2023, respectively.

NOTE 8 - SHAREHOLDERS’ EQUITY

Preferred Stock

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

Common Stock

Authorized shares

The Company’s Certificate of Incorporation authorizes the Company to issue up to 200,000,000 of its common shares. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Company’s board of directors (the “Board”) out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of June 30, 2024 and December 31, 2023, there were 34,512,642 and 26,788,986 shares of common stock issued and outstanding, respectively.

In January 2023, the Company’s Certificate of Incorporation with the state of Delaware was amended to change the number of authorized common shares from 75,000,000 to 200,000,000.

Shareholders’ Equity Transactions for the Six Months Ended June 30, 2023

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

As of December 31, 2022, the Company owed an aggregate of $26,317 of principal and $5,041 of accrued and unpaid interest on certain convertible notes. Upon closing of the IPO, total principal of $26,317 and total accrued and unpaid interest of $5,041 was owed on the notes. Upon the closing of the IPO, all of the principal plus accrued and unpaid interest in the aggregate of $31,761 automatically converted into 4,207,501 shares of the Company’s common stock based on the conversion price of $10.50 per share. As of December 31, 2023, no principal or interest was due on the notes.

In May and June 2023, the Company entered into securities purchase agreements with certain investors pursuant to which the Company agreed to sell and issue shares of its common stock in two private placement transactions. As of June 30, 2023, the Company sold 1,117,079 shares of its common stock under the agreements resulting in net proceeds to the Company of $21,642.

Certain investors who were obligated under the securities purchase agreements to fund remaining committed investment amounts totaling $24,000 have not made such payments. The Company is currently evaluating its potential remedies with respect to these investors’ non-compliance with their contractual obligations to the Company.

Shareholders’ Equity Transactions for the Six Months Ended June 30, 2024

In May 2024, the Company completed an underwritten public offering of its common stock and accompanying warrants, in which the Company issued and sold 7,500,000 shares of its common stock and accompanying warrants to purchase 7,500,000 shares of the Company’s common stock, including the partial exercise of the underwriters’ option to purchase 625,000 shares of the Company’s common stock and accompanying warrants to purchase 625,000 shares of the Company’s common stock, at a combined offering price of $4.00 per share and accompanying warrant. The total gross proceeds of the offering were $30,000 and the Company raised $27,678 in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Each warrant will have an exercise price of $5.25 per share. The warrants expire five years from the date of grant.

Grant of Restricted Stock Units (RSU)

The following table summarizes restricted common stock activity during the six months ended June 30, 2024:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	57,900	$1,103	$22.40
Granted	130,690	852	6.52
Vested	(131,267)	(989)	7.53
Forfeited	—	—	—
Non-vested, June 30, 2024	57,323	$966	$16.85

During the six months ended June 30, 2024, the Board approved the issuance of a combined total of 130,690 restricted shares of the Company’s common stock to certain of its employees. The fair value of the shares on the date of grant was $852 and was recorded during the six months ended June 30, 2024. The restricted common stock was granted under the Company’s 2022 Equity Incentive Plan (“the 2022 Plan”). All of these shares, plus an additional 577 restricted shares, vested during the six months ended June 30, 2024.

During the six months ended June 30, 2024, the Company recorded $1,125 of stock compensation for the fair value vesting of restricted common stock. As of June 30, 2024, $966 of unamortized compensation remained.

Stock Options

In August 2009, the Board approved the adoption of the 2009 Equity Incentive Plan (“the 2009 Plan”). The 2009 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 6,166,666 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the 2009 Plan. As of June 30, 2024, no shares were available for grant under the 2009 Plan.

In September 2018, the Board approved the adoption of the 2019 Equity Incentive Plan (“the 2019 Plan”). The 2019 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. The 2019 Plan allows for the following types of awards: (i) incentive stock options (“ISOs”); (ii) nonstatutory stock options (“NSOs”); (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock unit awards (“RSUs”); (vi) other stock awards. The maximum number of shares of our common stock that may be issued under our 2019 Plan is 2,059,073 shares. Outstanding stock awards granted under the 2009 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of failure to meet a contingency or condition required to vest such shares or otherwise return to us; or (iii) are required or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award can be added to the authorized shares as returning shares, not to exceed 3,774,260 shares. The maximum number of shares of our common stock under our 2019 Plan that may be issued is 5,833,333 shares. As of June 30, 2024, a total of 1,632,314 shares were available for grant under the 2019 Plan.

In June 2022, the Board approved the adoption of the 2022 Plan. The 2022 Plan provides for the grant of ISOs to employees, including employees of any parent or subsidiary, and for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. The 2022 Plan is a successor to the 2019 Plan. No further grants will be made under the 2019 Plan. The maximum number of shares of the Company’s common stock under the 2022 Plan that may be issued is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. During the six months ended June 30, 2024, 31,500 option shares were granted under the 2022 Plan. As of December 31, 2023, a total of 1,922,212 shares were available for grant under the 2022 Plan. In January 2024, the number of shares available to be issued under the 2022 Plan automatically increased by 1,339,449 shares, as determined by the 2022 Plan, and 3,230,161 shares were available for grant under the 2022 Plan as of June 30, 2024.

In September 2023, the Board approved the adoption of the Company’s 2023 Inducement Plan (the “Inducement Plan”) to reserve 1,000,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan provides for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based cash and stock awards, and other stock-based awards. In addition, forms of (i) Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and (ii) Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, for both (a) executive officers and (b) employees at or below the vice president level, were adopted and approved for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2022 Plan. During the six months ended June 30, 2024, no awards were granted under the Inducement Plan. As of June 30, 2024, a total of 555,700 shares were available for grant under the Inducement Plan.

Option exercise prices are set forth in the grant notice, without commission or other charge, provided however, that the price per share of the shares subject to the option shall not be less than the greater of (i) 100% of the fair market value of a share of stock on the grant date, or (ii) 110% of the fair market value of a share of stock on the grant date in the case of a Participant then owning more than 10% of the total combined voting power of all classes of stock of the Company or any “subsidiary corporation” of the Company or any “parent corporation” of the Company. Options to employees, directors and consultants generally vest and become exercisable over a period not exceeding four years. Options typically expire ten years after the date of grant.

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

Stock Option Grants during the Six Months Ended June 30, 2024

During the six months ended June 30, 2024, under its 2022 Plan, the Board approved the granting of options to certain employees to purchase 31,500 shares of its common stock with exercise prices of $3.83 and $7.44 per share. The options vest over four years, expire ten years from the date of grant and had an aggregate fair value of $124 at the date of grant. The Company valued the options using a Black-Scholes option pricing model..

The assumptions used for the options granted during the period are as follows:

Exercise prices	$3.83 - 7.44
Expected dividends	—
Expected volatility	100.0%
Risk free interest rate	4.3% - 4.5%
Expected life of options	6.0

The table below summarizes the Company’s stock option activities for the six months ended June 30, 2024:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2023	5,118,920	6.00 – 24.75	9.76
Granted	31,500	3.83 – 7.44	4.86
Cancelled	(80,471)	6.00 – 22.40	14.15
Exercised	—	—	—
Expired	(25,000)	6.00	6.00
Balance, June 30, 2024	5,044,949	$3.83 - 24.75	$9.64
Vested and exercisable, June 30, 2024	3,906,994	$6.00 - 10.50	$6.37
Unvested, June 30, 2024	1,137,955	$6.00 – 24.75	$21.00

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.83 – 6.00	3,835,162	3.89	$6.00	3,770,691	3.84	$6.00
6.01 – 10.50	99,099	2.27	9.33	90,099	1.53	9.52
10.51 – 24.75	1,110,688	9.20	22.26	68,704	9.19	22.40
$3.83 - 24.75	5,044,949	5.06	$9.64	3,906,994	3.88	$6.37

During the six months ended June 30, 2024, the Company extended the option term for two option holders for an additional year through December 31, 2024. The total number of shares that were extended was 51,581 shares. The cost of the stock option modifications was $303 and was recorded during the six months ended June 30, 2024.

In September 2022, the Board approved a stock option repricing whereby the exercise price of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, would be adjusted to $6.00 per share, the closing price of the Company’s initial public offering. The total cost of the repricing was $2,733, of which $2,689 was recorded as of December 31, 2023, and $17 was recorded during the six months ended June 30, 2024. The remainder of the cost will be recorded over the future vesting periods of the options.

During the six months ended June 30, 2024, the Company recorded $2,787 of stock compensation for the value of all options vested during the period. As of June 30, 2024, unvested compensation of $17,003 remained that will be amortized over the remaining vesting period, through May 2028. There was no aggregate intrinsic value for option shares outstanding at June 30, 2024.

Stock Warrants

The table below summarizes the Company’s warrants activities for the six months ended June 30, 2024:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2023	512,759	3.00 - 10.50	7.14
Issued	7,500,000	5.25	5.25
Cancelled	—	—	—
Exercised	(76,487)	9.00	9.00
Expired	(38,297)	10.50	10.50
Balance, June 30, 2024	7,897,975	$3.00 - 9.00	$5.32
Vested and exercisable, June 30, 2024	7,897,975	$3.00 - 9.00	$5.32

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2024:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.00	133,333	2.67	$3.00	133,333	2.67	$3.00
3.01 – 9.00	7,764,642	4.84	5.36	7,764,642	4.84	5.36

$3.00 – 9.00	7,897,975	4.80	$5.32	7,897,975	4.80	$5.32

During the six months ended June 30, 2023, the Company issued warrants to certain of its lenders to purchase up to 111,828 shares of the Company’s common stock. The warrants have an exercise price of $10.50 per share and expire in April 2023. The Company calculated the aggregate fair value of the warrants on the date of grant to be $3,110 using a Black-Scholes pricing model. As all of the debt converted during the six months ended June 30, 2023, the value of the warrants were recorded as a financing cost during the same period. During the six months ended June 30, 2023, the 111,828 shares were exercised for proceeds of $1,174.

During the six months ended June 30, 2024, the Company issued warrants to purchase 7,500,000 shares of its common stock with an exercise price of $5.25 per share to the underwriters of its second public offering (see Note 8 above). The warrants expire five years from the date of grant.

During the six months ended June 30, 2024, warrant holders exercised 76,487 warrants to acquire common stock at an exercise price of $9.00 per share for proceeds of $688.

There was no aggregate intrinsic value for warrant shares outstanding at June 30, 2024.

Employee Stock Purchase Plan

The Company’s 2022 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 15% of their earnings: (i) on May 16th of each year at a 15% discount of the fair market value of the Company’s common stock on November 17 of the previous year or May 16th, whichever is lower, and (ii) on November 15th of each year at a 15% discount of the fair market value of the Company’s common stock on May 17th or November 15th, whichever is lower. Subsequent offerings will automatically begin on the day that immediately follows the conclusion of the preceding offering. An employee may not purchase more than 7,500 shares per offering or 15,000 shares per calendar year or more than $25,000 annually. A maximum of 700,000 shares of the Company’s shares of common stock may be sold pursuant to purchase rights under the ESPP. The ESPP includes an “evergreen” feature, which provides that an additional number of shares of common stock will automatically be added to the shares authorized for issuance under the ESPP on January 1st of each year, beginning on January 1, 2024 and ending on (and including) January 1, 2032. The number of shares added each calendar year will equal the lesser of 1% of the Company’s common stock outstanding on December 31st of the preceding calendar year or 2,100,000 or a lesser number as determined by the Board. The evergreen provision added 267,890 shares of common stock to the ESPP in 2024. During the three and six months ended June 30, 2024, employees purchased 15,902 shares of common stock for an aggregate purchase price of $49 under the ESPP. As of June 30, 2024, 951,988 shares remain authorized and available for issuance under the ESPP. As of June 30, 2024, the Company held $19 on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and payroll taxes in the Company’s condensed balance sheet.

NOTE 9 - LEGAL MATTERS

To the Company’s knowledge, it is not currently the subject of any material legal proceeding. In the future, the Company may be involved in actual and/or threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and security, other torts, illegal or objectionable content, consumer protection, securities, employment, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to our business.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2024, the Company issued a total of 22,830 restricted stock units to certain of its employees. The fair value of the shares at the date of grant was $50. The restricted common stock was granted under the 2022 Plan. All of these shares were vested as of the grant date.

Subsequent to June 30, 2024, on August 1, 2024, in accordance with the Non-Employee Director Compensation Policy, a total of 201,876 stock options and 158,164 restricted stock units were granted to non-employee directors. These stock options and restricted stock unit awards will fully vest on the first anniversary of the date of grant, provided that the annual grants will in any case be fully vested on the date of Company’s next annual stockholder meeting, subject to the eligible director’s Continuous Service (as defined in the Plan) through such vesting date.

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

Overview

Genelux is a late clinical-stage biopharmaceutical company focused on developing a pipeline of next-generation oncolytic viral immunotherapies for patients suffering from aggressive and/or difficult-to-treat solid tumor types. Our clinical and preclinical product candidates are intended to selectively kill tumor cells and induce a robust immune response against a patient’s tumor neoantigens. Importantly, our oncolytic immunotherapy product candidates are “off-the-shelf” personalized immunotherapies. In other words, while we administer the same virus product to different patients, the cellular immune response generated is expected to be specific to the unique neoantigens in that patient. Our product candidate, Olvi-Vec (olvimulogene nanivacirepvec), is a proprietary, modified strain of the vaccinia virus (“VACV”), a stable DNA virus with a large engineering capacity.

Employing our proprietary selection technology and discovery and development platform (“CHOICE”), we have developed an extensive library of isolated and engineered oncolytic VACV immunotherapeutic product candidates. These provide potential utility in multiple tumor types in both the monotherapy and combination therapy settings, via physician-preferred administration techniques, including regional (e.g., intraperitoneal), local and systemic (e.g., intravenous) delivery routes. Informed by our CHOICE platform and supported by extensive clinical and preclinical data, we believe we have the capacity to develop a pipeline of treatment options to address high unmet medical needs for those patients with insignificant or unsatisfactory responses to standard-of-care therapies, including chemotherapies.

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

Since inception, we have incurred significant operating losses. Our net losses were $14.4 million and $16.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $236.0 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

During the year ended December 31, 2023, we closed our initial public offering (“IPO”) and two Private Placements and received $37.8 million of net proceeds from these offerings. During the six months ended June 30, 2024, we closed a second public offering and received $27.7 million of net proceeds from that offering. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we have shareholders’ equity of $37.6 million at June 30, 2024. We now expect our cash and cash equivalents, and short and long-term investments, totaling $40.4 million at June 30, 2024, to last into the first quarter of 2026.

Recent Developments

Our Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent non-small cell lung cancer (“NSCLC”) is expected to report interim results in mid-2025. The Phase 2 clinical trial will be funded in its entirety by our partner in China, Newsoara BioPharma Co. Ltd. (“Newsoara”). In November 2023, we agreed with Newsoara that Genelux would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the U.S. only, with Newsoara reimbursing Genelux for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024.

Components of Results of Operations

Net Sales

During the six months ended June 30, 2023, under our license agreement with Newsoara, we invoiced and collected $0.2 million relating to supplying product for Newsoara to use in its clinical trials. During the six months ended June 30, 2024, we recognized revenue of $0.01 million relating to the Company’s license agreement with ELIAS Animal Health, LLC.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	June 30,	June 30,
	2024	2023
Revenues	$-	$-

Operating Expenses:
Research and development	4,417	2,943
General and administrative	2,475	2,452
Total operating expenses	6,892	5,395
Loss from operations	(6,892)	(5,395)
Other income (expenses):
Interest income	316	—
Interest expense	—	(24)
Debt discount amortization	—	-
Debt extinguishment costs	—	(402)
Total other income (expenses), net	316	(426)

Net loss	$(6,576)	$(5,821)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	June 30,	June 30,
Research and Development Expenses:	2024	2023
Employee compensation and related expenses	$949	$621
Stock compensation, including the cost of stock options and restricted stock grants	623	248
Manufacturing and laboratory materials and other expenses	98	207
Outsourced manufacturing services	631	238
Clinical and regulatory expenses	1,742	1,039
Facility-related expenses, including depreciation	321	395
Consulting expenses and contract labor	50	182
Other expenses	3	13
Total research and development expenses	$4,417	$2,943

Research and development expenses were $4.4 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $1.5 million. Significant variations between periods are primarily a result of a $0.3 million increase in employee compensation and related expenses in 2024, primarily related to new employee hires after the second quarter of 2023; a $0.3 million increase in stock-related compensation in 2024, relating to the increased cost of stock options and restricted stock units in 2024; a $0.4 million increase in outsourced manufacturing services in 2024, primarily related to increased costs of third party product testing and other manufacturing processes; and $0.7 million increase in clinical and regulatory expenses relating to increased clinical trial costs associated with our Phase 3 On Prime Registration trial in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	June 30,	June 30,
General and Administrative Expenses:	2024	2023
Employee compensation and related expenses	$608	$604
Stock compensation, including the cost of stock options and restricted stock grants	818	459
Professional services	335	805
Facility-related expenses	111	89
Insurance expenses	244	269
Consulting and contract labor expenses	280	121
Other expenses	79	105
Total general and administrative expenses	$2,475	$2,452

General and administrative expenses were $2.5 million for the three months ended June 30, 2024 and 2023. Significant variations between periods are primarily a result of a $0.4 million increase in stock compensation expense in 2024, due to the increase in the cost of stock options and restricted stock units in 2024 as compared to 2023; and offset by a $0.5 million decrease in professional service expenses in 2024, primarily resulting from decreased corporate legal costs.

Other Expenses, net

Other income (expenses), net, were $0.3 million and $(0.4) million for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, other income consisted of interest income of $0.3 million from the investment into money market funds and short and long-term investments, while during the same period in 2023, other expenses consisted of interest expense of $0.02 million and debt extinguishment costs of $0.4 million.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	June 30,	June 30,
	2024	2023
Revenues	$8	$170

Operating Expenses:
Research and development	8,427	5,788
General and administrative	6,588	6,239
Total operating expenses	15,015	12,027
Loss from operations	(15,007)	(11,857)
Other income (expenses):
Interest income	581	—
Interest expense	—	(167)
Debt discount amortization	—	(649)
Financing costs	—	(3,110)
Debt extinguishment costs	—	(402)
Total other income (expenses), net	581	(4,328)

Net loss	$(14,426)	$(16,185)

Research and Development Expenses

The table below summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	June 30,	June 30,
Research and Development Expenses:	2024	2023
Employee compensation and related expenses	$1,814	$1,014
Stock compensation, including the cost of stock options and restricted stock grants	1,676	984
Manufacturing and laboratory materials and other expenses	358	300
Outsourced manufacturing services	1,019	518
Clinical and regulatory expenses	2,686	1,864
Facility-related expenses, including depreciation	737	696
Consulting expenses and contract labor	109	374
Other expenses	28	38
Total research and development expenses	$8,427	$5,788

Research and development expenses were $8.4 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $2.6 million. Significant variations between periods are the result of a $0.8 million increase in employee compensation and related expenses in 2024, primarily due to new employee hires after the second quarter of 2023; a $0.7 million increase in stock-related compensation in 2024, relating to the increased cost of stock options and restricted stock units in 2024; a $0.5 million increase in outsourced manufacturing services in 2024, primarily related to increased costs of third party product testing and other manufacturing processes; and a $0.8 million increase in clinical and regulatory expenses in 2024, relating to increased clinical trial costs associated with our Phase 3 On Prime Registration trial in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	June 30,	June 30,
General and Administrative Expenses:	2024	2023
Employee compensation and related expenses	$1,206	$1,063
Stock compensation, including the cost of stock options and restricted stock grants	2,557	2,753
Professional services	1,396	1,528
Facility-related expenses	237	169
Insurance expenses	487	477
Consulting and contract labor expenses	487	218
Other expenses	218	31
Total general and administrative expenses	$6,588	$6,239

General and administrative expenses were $6.6 million and $6.2 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $0.4 million. There were no significant variations between periods.

Other Income (Expenses), net

Other income (expenses), net, were $0.6 million and $(4.3) million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, other income consisted of interest income of $0.6 million from the investment into money market funds and short and long-term investments, while during the same period in 2023, other expenses consisted of interest expense of $0.2 million, debt discount amortization of $0.6 million, financing costs of $3.1 million and debt extinguishment costs of $0.4 million.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2023, we incurred a net loss of $28.3 million and used cash in operations of $20.3 million and had an accumulated deficit of $221.5 million as of December 31, 2023. During the six months ended June 30, 2024, we incurred a net loss of $14.4 million and used cash in operations of $11.2 million.

During the six months ended June 30, 2023, we closed our IPO and two Private Placements and received $37.8 million of net proceeds from the offerings. During the six months ended June 30, 2024, we closed our second public offering and received $27.7 million of net proceeds from that offering. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we had shareholders’ equity of $37.7 million at June 30, 2024. We expect our cash and cash equivalents, and short and long-term investments, totaling $40.4 million at June 30, 2024, to last into the first quarter of 2026.

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

Cash Flows

The table below summarizes our cash flow activities for the six months ended June 30, 2024 and 2023 (in thousands):

	June 30,	June 30,
Net cash provided by (used in):	2024	2023
Operating activities	$(11,178)	$(10,008)
Investing activities	(18,797)	(505)
Financing activities	28,415	37,256
Net increase (decrease) in cash	$(1,560)	$26,743

Operating Activities

During the six months ended June 30, 2024, we used cash from operating activities of $11.2 million, compared to $10.0 million used during the six months ended June 30, 2023. During the six months ended June 30, 2024, we incurred a net loss of $14.4 million and had non-cash expenses of $4.4 million, compared to a net loss of $16.2 million and non-cash expenses of $8.4 million during the six months ended June 30, 2023. The primary non-cash expense during both periods was stock-related compensation totaling $4.2 million and $3.7 million during the six months ended June 30, 2024 and 2023, respectively; and the fair value of warrants issued in connection with the conversion of convertible notes of $3.1 million during the six months ended June 30, 2023. The net change in operating assets and liabilities during the six months ended June 30, 2024 used cash of $1.1 million, compared to $2.3 million used during the six months ended June 30, 2023. The primary source of cash during the six months ended June 30, 2024 was the increase in accounts payable and accrued expenses of $1.0 million and the primary use of cash was the decrease in accrued payroll and payroll taxes of $1.6 million. The primary use of cash during the six months ended June 30, 2023 was the decrease in accounts payable and accrued expenses of $1.7 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $18.8 million, consisting of the purchases net of sales of short and long-term investments of $18.5 million, and purchases of property and equipment primarily for construction-in-progress of $0.3 million. Net cash used in investing activities for the six months ended June 30, 2023 was $0.5 million, consisting of the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2024, we provided cash from operating activities of $28.4 million, compared to $37.3 million provided during the six months ended June 30, 2023. For the six months ended June 30, 2024, cash provided by financing activities consisted of proceeds from the sale of common stock of $27.7 million, proceeds from the exercise of stock warrants of $0.7 million and proceeds from our company equity awards programs of $0.05 million. For the six months ended June 30, 2023, cash provided by financing activities consisted of proceeds from the issuance of proceeds from notes payable-shareholders totaling $0.9 million, proceeds from the sale of common stock related to our IPO and private placements totaling $36.1 million, and the exercise of stock warrants of $1.2 million.

Net cash used in financing activities during the six months ended June 30, 2023 related to the repayment of notes payable-shareholders totaling $0.7 million and the payment of deferred offering costs of $0.3 million.

Equity Financings

Common Stock Issued for Cash Upon Closing of the Company’s Second Public Offering

In May 2024, we completed an underwritten offering of our common stock, in which we issued and sold 7,500,000 shares of our common stock at a price of $4.00 per share, which included 625,000 shares of common stock at $4.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock. The total gross proceeds received from the offering were $30.0 million and we raised $27.7 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us.

Included in the offering were accompanying warrants to purchase 7,500,000 shares of common stock with an exercise price of $5.25 per share. The warrants expire five years from the date of grant.

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

Certain investors who were obligated under the Purchase Agreements to fund remaining committed investment amounts totaling $24.0 million have not made such payments. The Company is currently evaluating its potential remedies with respect to these investors’ non-compliance with their contractual obligations to the Company.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2024 and 2023, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not currently the subject of any material legal proceeding. In the future, we may be involved in actual and/or threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and security, other torts, illegal or objectionable content, consumer protection, securities, employment, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to our business.

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

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations, stock price and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.*

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net losses were $14.4 million and $16.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $236.1 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Two investors from the “Private Placements” were contractually obligated to fund $30.0 million on or before November 15, 2023, of which we have received $6.0 million to date. The investors who were obligated to fund the remaining committed investment amounts totaling $24.0 million have not made such payments. The Company is currently evaluating its potential remedies with respect to these investors’ non-compliance with their contractual obligations to the Company.

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

Newsoara is generally obligated under the Newsoara License Agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic vaccinia virus (“VACV”) for patients with recurrent non-small cell lung cancer (“NSCLC”). In November 2023, we agreed with Newsoara that we would directly engage a contract research organization (“CRO”) on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024. We expect to report interim results from the NSCLC trial in mid-2025. Subject to regulatory authorization in China, the Company expects Newsoara eventually to add sites in China and for the parties to conduct this study as a multi-regional clinical trial.

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

We currently have only one product candidate, Olvi-Vec, in clinical development. A failure of this product candidate in clinical development would adversely affect our business and may require us to discontinue development of other product candidates based on the same therapeutic approach.*

We have invested a significant portion of our efforts and financial resources in our oncolytic VACV platform and, in particular, in the development of our lead product candidate, Olvi-Vec. We have completed enrollment for only one Phase 2 clinical trial, an open-label single-arm study, of Olvi-Vec in patients with PRROC in September 2019. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. Our co-sponsored Phase 1/2 clinical trial in SCLC continues to enroll patients in China. Our Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC is expected to report interim results in mid-2025. Olvi-Vec, as well as our other product candidates, are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. We will need to successfully complete such trials before submitting a marketing application to the FDA.

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

Serious adverse events, undesirable side effects (including emergent drug-drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects) or other unexpected properties of our current or future product candidates may be identified during development or after approval, which could halt their development or lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.*

To date, Olvi-Vec is the only product candidate we have tested in humans. The most advanced trial with enrollment completed was our open-label, single-arm Phase 1b/2 clinical trial in PRROC. Enrollment was completed in September 2019, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Additionally, we previously conducted five Phase 1 clinical trials and one Expanded Access Program in different indications, using different routes of administration and different dosing regimens. The most common treatment-related toxicities generally observed in our trials from different routes of administration were pyrexia, nausea, chills and fatigue with additional common treatment-related toxicities observed in our intraperitoneal administration trials being abdominal pain and abdominal distension. As we continue our development of Olvi-Vec and initiate clinical trials of any future product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge or be reported, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after the drug is tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label, a Risk Evaluation and Mitigation Strategy (“REMS”) or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require, or we may voluntarily develop strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

We have developed a new process for larger-scale manufacturing using a closed, mammalian-cell-based production system. This process is being implemented in our manufacturing facility and is intended to produce Olvi-Vec and other clinical products for use in our subsequent clinical trials and in our commercial launches. We may also make further changes to our manufacturing facilities and processes at various points during development or commercialization, for a number of reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, improving product quality or for other reasons. The manufacturing changes could require changes in raw materials, components and services that are obtained from third-party suppliers. The inability of suppliers to provide those supplies or services or delays in acquiring the supplies or services would delay the manufacture of clinical or commercial product supplies.

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

We are also aware of other companies either marketing or focused on developing competing therapies for the treatment of ovarian cancer, including PRROC:

Currently marketed products for ovarian cancer include generic products cisplatin (manufactured by 18 companies), carboplatin (manufactured by 22 companies) and paclitaxel (manufactured by 19 companies), along with the following brand products (and generic manufacturers): Abbvie’s Elahere, Sanofi-Aventis’s Taxotere (17 manufacturers), Celgene Corp.’s Abraxane (one manufacturer), Esai Inc.’s Hexalen, Roche Holding AG’s (Roche) Xeloda, Roche/Genentech, Inc.’s Avastin (four manufacturers), Baxter Healthcare’s Cytoxan and lfex, Etoposide (10 manufacturers), Eli Lilly and Company’s Gemzar (15 manufacturers) and Alimta (14 manufacturers), Pfizer Inc.’s CamPtosar (19 manufacturers), Janssen Pharmaceutical’s Doxil (one manufacturer), Aspen Pharmacare’s Alkeran, Meitheal Pharmaceuticals’s Topotecan, Laboratoires Pierre Fabre’s Navelbine (four manufacturers), GSK’s Zejula, AstraZeneca’s Lynparza, and pharmaand GMBH’s Rubraca.

Product candidates in registration trials or later development for PRROC include:

●	Nemvaleukin alfa, an engineered interleukin-2 by Mural Oncology;

●	Relacorilant, an anti-glucocorticoid, by Corcept Therapeutics Inc.;

●	Luveltamab tazevibulin, an anti-folate receptor alpha (FolRα) antibody drug conjugate (ADC), by Sutro Biopharma;

●	Navicixizumab, an anti-DLL4/VEGF bispecific antibody, by OncXerna Therapeutics, Inc.;

●	Raludotatug deruxtecan, a CDH6 directed DXd ADC, developed by Daichii Sankyo;

●	Anlotinib, a receptor tyrosine kinase inhibitor, developed by Advenchen Laboratories; and

●	Afureserib, an ATP-competitive AKT inhibitor, developed by Laekna Therapeutics.

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

For the core technology in our CHOICE platform and Olvi-Vec and our other product candidates, patents have issued and applications are pending at each of the U.S. provisional, Patent Cooperation Treaty, and national stages with, at a minimum, filings submitted to the United States, European Patent Conventions and Japan. As of June 30, 2024, our patent portfolio consisted of 11 issued U.S. patents, one pending U.S. patent application, 9 issued foreign patents, and six pending foreign patent applications, which relate generally to the composition of our current and potential future products, and their methods of use. V2ACT LLC has exclusive rights to V2ACT Immunotherapy under one issued U.S. patent, one pending U.S. patent application and two pending non-U.S. patent applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or Olvi-Vec, V2ACT Immunotherapy or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”). Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

In the ordinary course of our business, we collect, receive, process, generate, use, transfer, make accessible, protect, secure, dispose of, transmit and store (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, intellectual property, trade secrets, data we collect about trial participants in connection with clinical trials and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to the personal data of consumers, business representatives and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. We may also be subject to new U.S. state laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR, and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts require us to host personal data locally.

We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We will need to continue to expand the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2024, we had 24 full-time and part-time employees, including 16 employees engaged in research and development and manufacturing. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If our information technology systems or those third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*

In the ordinary course of our business, we and the third parties with whom we work process proprietary, confidential, and sensitive data, including personal data, de-identified health-related data, intellectual property, proprietary business information and trade secrets (collectively, “sensitive information”).

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, disruption of clinical trials, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

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

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and R&D credits to offset its post-change income and taxes, respectively, may be limited. For purposes of these rules, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The application of these rules could limit the amount of NOLs or R&D credit carryforwards that we can utilize annually to offset future taxable income or tax liabilities. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOL carryforwards and certain state tax credits in tax years beginning after 2023 and before 2027.

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

The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile, and we note recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility seemingly unrelated to company performance following a number of recent initial public offerings, particularly among companies with relatively smaller public floats. For example, the daily closing market price for our common stock has varied significantly since the commencement of trading of our common stock on Nasdaq on January 26, 2023, ranging between a high price of $38.00 on June 21, 2023, and a low price of $1.60 on August 5, 2024. Since the closing of our IPO, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a large proportion of our common stock has been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

Pursuant to our 2022 Equity Incentive Plan (the “2022 Plan”) and the 2023 Inducement Plan (the “Inducement Plan”), we are authorized to grant equity awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2022 Plan will automatically increase on January 1 of each year, beginning on January 1, 2024 and continuing through and including January 1, 2032, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 through January 1, 2032, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 2,100,000 shares of common stock; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the Tax Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until the last day of the fiscal year ending after the fifth anniversary of our IPO (i.e. December 31, 2028) or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Investors’ Rights Agreement, by and among the Registrant and AbbVie, Inc. and Aladar Szalay, Ph.D., dated January 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.3	Form of Warrant to Purchase Common Stock issued to WDC Fund I, dated September 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.4	Form of Umbrella Agreement Regarding Family Investments (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.5	Form of Convertible Note Purchase Agreement under the Umbrella Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, (File No. 333-265828), as amended, originally filed with the Commission on June 24, 2022).

4.6	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, (File No. 333-265828), as amended, originally filed with the Commission on September 19, 2022).

4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.8	Letter Agreement Amending the Umbrella Agreements, by and among the Registrant and Existing Noteholders dated April 4, 2023 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.9	Form of Warrant to Purchase Common Stock issued on July 28, 2023 in connection with Converted Convertible Notes Payable (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

4.10	Form of Warrant to Purchase Common Stock issued on August 1, 2023 in connection with Converted Convertible Notes Payable (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on May 24, 2024).

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

Date: August 14, 2024

GENELUX CORPORATION

By:	/s/ Thomas Zindrick, J.D.
Thomas Zindrick, J.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Lourie Zak
Lourie Zak
Chief Financial Officer
(Principal Financial and Accounting Officer)

