Form 10-Q
period 2024-09-30
GENELUX Corp
filed 2024-11-14
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of November 12, 2024 was [34,538,185].

GENELUX CORPORATION

FORM 10-Q

SEPTEMBER 30, 2024

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements.

Genelux Corporation

Condensed Balance Sheets

(in thousands, except for share amounts and par value data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,102	$9,418
Short-term investments	27,955	13,773
Prepaid expenses and other current assets	1,910	1,012
Total Current Assets	35,967	24,203

Property and equipment, net	1,278	1,170
Right of use assets	1,930	2,428
Long-term investments	1,003	-
Other assets	92	92
Total Other Assets	4,303	3,690

TOTAL ASSETS	$40,270	$27,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,454	$3,784
Accrued payroll and payroll taxes	686	2,117
Lease liabilities, current portion	415	653
Total Current Liabilities	5,555	6,554

Lease liabilities, long-term portion	1,624	1,866
Total Liabilities	7,179	8,420

Shareholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Common stock, par value $0.001, 200,000,000 shares authorized; 34,538,185 and 26,788,986 shares issued and outstanding, respectively	35	27
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	275,782	241,389
Accumulated other comprehensive income	124	14
Accumulated deficit	(242,417)	(221,524)
Total Shareholders’ Equity	33,091	19,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,270	$27,893

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Revenues	$-	$-	$8	$170

Operating expenses:
Research and development	4,051	2,819	12,478	8,607
General and administrative	2,890	2,488	9,478	8,727
Total operating expenses	6,941	5,307	21,956	17,334

Loss from operations	(6,941)	(5,307)	(21,948)	(17,164)

Other income (expenses):
Interest income	474	4	1,055	4
Interest expense	-	-	-	(167)
Debt discount amortization	-	-	-	(649)
Financing costs	-	(42)	-	(3,152)
Debt extinguishment costs		-		(402)
Total other income (expenses), net	474	(38)	1,055	(4,366)

NET LOSS	$(6,467)	$(5,345)	$(20,893)	$(21,530)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.19)	$(0.20)	$(0.69)	$(0.91)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	34,532,355	26,210,068	30,405,615	23,640,995

The accompanying notes are an integral part of these condensed financial statements.

4

Genelux Corporation

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Net loss	$(6,467)	$(5,345)	$(20,893)	$(21,530)

Other comprehensive loss:
Net unrealized gain on short and long-term investments	135	-	110	-
Comprehensive loss	$(6,332)	$(5,345)	$(20,783)	$(21,530)

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Shareholders’ Equity (Unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, June 30, 2024 (unaudited)	-	$-	34,512,642	$35	(433,333)	$(433)	$274,028	$(11)	$(235,950)	$37,669

Stock compensation	-	-	-	-	-	-	1,521	-	-	1,521

Unrealized gain on short and long-term investments	-	-	-	-	-	-	-	135		135

Fair value of vested restricted stock units	-	-	25,543	-	-	-	227	-	-	227

Cost of stock option modifications and repricing	-	-	-	-	-	-	6			6

Net loss during the three months ended September 30, 2024	-	-	-	-	-	-	-	-	(6,467)	(6,467)

Balance, September 30, 2024 (unaudited)	-	$-	34,538,185	$35	(433,333)	$(433)	$275,782	$124	$(242,417)	$33,091

Balance, December 31, 2023	-	$-	26,788,986	$27	(433,333)	$(433)	$241,389	$14	$(221,524)	$19,473

Stock compensation	-	-	-	-	-	-	4,308	-	-	4,308

Unrealized gain on short and long-term investments	-	-	-	-	-	-	-	110	-	110

Fair value of vested restricted stock units	-	-	156,810	-	-	-	1,352	-	-	1,352

Cost of stock option modifications and repricing	-	-	-	-	-	-	326	-	-	326

Issuance of common shares for cash and warrants, net of costs	-	-	7,500,000	8	-	-	27,670	-	-	27,678

Issuance of common stock in connection with the Company’s
equity award programs	-	-	15,902	-	-	-	49	-	-	49

Issuance of common shares upon exercise of stock warrants	-	-	76,487	-	-	-	688	-	-	688

Net loss during the nine months ended September 30, 2024	-	-	-	-	-	-	-	-	(20,893)	(20,893)

Balance, September 30, 2024 (unaudited)	-	$-	34,538,185	$35	(433,333)	$(433)	$275,782	$124	$(242,417)	$33,091

Balance, June 30, 2023 (unaudited)	-	$-	25,855,511	$26	(433,333)	$(433)	$232,073	$2	$(209,412)	$22,256

Stock compensation	-	-	-	-	-	-	515	-	-	515

Issuance of common shares upon the closing of private
financings, net of offering costs	-	-	175,000	-	-	-	3,500	-	-	3,500

Conversion of notes payable-shareholders and accrued interest	-	-	-	-	-	-	-	-	-	-

Fair value of vested restricted stock units	-	-	113,500	-	-	-	147	-	-	147

Cost of stock option repricing	-	-	-	-	-	-	25	-	-	25

Fair value of warrants issued in connection with the
conversion of convertible notes payable	-	-	-	-	-	-	42	-	-	42

Issuance of common shares upon exercise of stock options	-	-	207,303	-	-	-	1,321	-	-	1,321

Issuance of common shares upon exercise of stock warrants	-	-	306,592	1	-	-	1,566	-	-	1,567

Net loss during the three months ended September 30, 2023	-	-	-	-	-	-	-	-	(5,345)	(5,345)

Balance, September 30, 2023 (unaudited)	-	$-	26,657,906	$27	(433,333)	$(433)	$239,189	$2	$(214,757)	$24,028

Balance, December 31, 2022	22,094,889	$22	9,126,726	$9	(433,333)	$(433)	$154,401	$2	$(189,784)	$(35,783)

Stock compensation	-	-	-	-	-	-	982	-	-	982

Issuance of common shares upon the closing of the initial public offering, net of offering costs	-	-	2,653,000	3	-	-	12,629	-	-	12,632

Issuance of common shares upon the closing of private financings, net of offering costs	-	-	1,292,079	2	-	-	25,140	-	-	25,142

Issuance of common shares upon conversion of preferred stock	(22,094,889)	(22)	8,355,610	8	-	-	14	-	-	-

Issuance of common shares upon conversion of convertible notes payable, accrued interest and loan fees	-	-	4,134,367	4	-	-	29,892	-	-	29,896

Issuance of common shares upon conversion of preferred stock dividends payable	-	-	272,101	-	-	-	3,443	-	(3,443)	-

Fair value of vested restricted stock units	-	-	113,500	-	-	-	774	-	-	774

Cost of stock option repricing	-	-	-	-	-	-	2,667	-	-	2,667

Reclassification of warrant liabilities upon the closing of the initial public offering	-	-	-	-	-	-	169	-	-	169

Fair value of warrants issued in connection with the conversion of convertible notes payable	-	-	-	-	-	-	3,152	-	-	3,152

Conversion of notes payable-shareholders and accrued interest	-	-	73,134	-	-	-	1,865	-	-	1,865

Issuance of common shares upon exercise of stock options	-	-	207,303	-	-	-	1,321	-	-	1,321

Issuance of common shares upon exercise of stock warrants	-	-	430,086	1	-	-	2,740	-	-	2,741

Net loss during the nine months ended September 30, 2023	-	-	-	-	-	-	-	-	(21,530)	(21,530)

Balance, September 30, 2023 (unaudited)	-	$-	26,657,906	$27	(433,333)	$(433)	$239,189	$2	$(214,757)	$24,028

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(20,893)	$(21,530)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	178	404
Net amortization of premiums and discounts on short-term investments	(556)	-
Right-of-use asset	498	413
Amortization of debt discount	-	649
Stock compensation	4,308	982
Fair value of restricted stock units	1,352	774
Cost of stock option modifications and repricing	326	2,667
Debt extinguishment costs	-	402
Fair value of warrants issued in connection with the conversion of convertible notes payable	-	3,152
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses and other assets	(568)	185
(Decrease) Increase in:
Accounts payable and accrued expenses	340	(2,133)
Accrued payroll and payroll taxes	(1,431)	1,249
Accrued interest payable	-	22
Deferred revenue	-	(170)
Lease liability	(480)	(431)
Net cash used in operating activities	(16,926)	(13,365)

Cash Flows from Investing Activities
Purchases of property and equipment	(285)	(782)
Purchase of short and long-term investments	(28,520)	-
Proceeds from sales and maturities of short-term investments	14,000	-
Net cash used in investing activities	(14,805)	(782)

Cash Flows from Financing Activities
Proceeds from notes payable – shareholders	-	900
Repayment of notes payable – shareholders	-	(685)
Payment of deferred offering costs	-	(303)
Proceeds from common stock issued in connection with the Company’s equity award programs	49	-
Proceeds from the exercise of stock options	-	1,321
Proceeds from the exercise of stock warrants	688	2,741
Proceeds from common stock issued for cash in connection with the closing of the IPO	-	14,503
Proceeds from common stock issued for cash in connection with the closing of private financings	-	25,142
Proceeds from common stock issued for cash in connection with the closing of a secondary offering	27,678	-
Net cash provided by financing activities	28,415	43,619

Net increase (decrease) in cash	(3,316)	29,472

Cash and cash equivalents at the beginning of period	9,418	397
Cash and cash equivalents at the end of period	$6,102	$29,869

Supplemental cash flows disclosures:
Interest paid	$-	$72
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Effect of the extension of right-of-use asset and operating lease	$-	$845
Reclassification of deferred offering costs to shareholders’ equity	$-	$1,871
Reclassification of warrant liabilities to shareholders’ equity	$-	$169
Conversion of convertible notes payable, accrued interest and loan fees to shareholders’ equity	$-	$29,896
Conversion of preferred stock to common stock	$-	$22
Conversion of dividends payable to shareholders’ equity	$-	$3,443
Conversion of notes payable-shareholders and accrued interest to shareholders’ equity	$-	$1,463
Unrealized gain on investments	$110	$-
Accrual of other receivable	$330	$-

The accompanying notes are an integral part of these condensed financial statements.

GENELUX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the year ended December 31, 2023, the Company incurred a net loss of $28,297 and used cash in operations of $20,275 and had an accumulated deficit of $221,524 as of December 31, 2023. As reflected in the accompanying condensed financial statements, during the nine months ended September 30, 2024, the Company incurred a net loss of $20,893 and used cash in operations of $16,926.

During the year ended December 31, 2023, the Company closed its initial public offering (“IPO”) and two private placements and received $37,774 of net proceeds from these offerings. During the nine months ended September 30, 2024, the Company closed its second public offering and received $27,678 of net proceeds from that offering (see Note 8). Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, the Company had shareholders’ equity of $33,091 at September 30, 2024. The Company now expects its cash and cash equivalents, and short and long-term investments, totaling $35,060 at September 30, 2024, to last into the first quarter of 2026.

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

For the nine months ended September 30, 2024 and 2023, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive.

The potentially dilutive securities consisted of the following:

	September 30, 2024	September 30, 2023
Stock options	4,862,492	5,097,654
Stock warrants	7,897,975	688,574
Restricted stock units	212,774	57,900
Stock warrants, issuable upon conversion of notes payable	-	180
Total	12,973,241	5,844,308

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

During the nine months ended September 30, 2024, the Company recognized revenue of $8 relating to its license agreement with ELIAS Animal Health, LLC.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the amount of cash equivalents included in cash and cash equivalents totaled $5,507 and $7,924, respectively.

Short and Long-Term Investments

The Company’s short and long-term debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive loss and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of total other income (expense), net in the Statements of Operations. There were no realized gains or losses during the nine months ended September 30, 2024.

Bonds with maturity dates subsequent to September 30, 2025 are classified as long-term investments, while bonds with maturity dates on or before September 30, 2025 are classified as short-term investments.

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

No credit-related losses or impairments have been recognized on the Company’s investments in available-for-sale securities during the nine months ended September 30, 2024.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the nine months ended September 30, 2024, comprehensive loss included $110 of unrealized gains on short and long-term investments, net of tax.

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

NOTE 3 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2024, Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,507	$—	$—	$5,507
Short and long-term investments:
US Government Agency bonds	—	9,853	—	9,853
US Treasury bonds	—	19,105	—	19,105
	$5,507	$28,958	$—	$34,465

The underlying securities in the money market funds held by the Company are all government backed securities.

Valuation of cash equivalents and short and long-term investments

Cash equivalents consisted of money market funds at September 30, 2024. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. U.S. Government Agency bonds and U.S. Treasury bonds are government backed securities representing a Level 2 measurement within the fair value hierarchy.

NOTE 4 – SHORT AND LONG-TERM INVESTMENTS

As of September 30, 2024, the Company’s available-for-sale investments by type, consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
US Government Agency bonds	$9,819	$34	$—	$—	$9,853
US Treasury bonds	19,018	87	—	—	19,105
	$28,837	$121	$—	$—	$28,958

As of September 30, 2024, $27,955 of available-for-sale securities consisted of investments that mature within one year, and $1,003 consisted of securities that mature after one year.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Furniture and office equipment	$148	$148
Laboratory equipment	2,837	2,792
Computer equipment	127	127
Leasehold improvements	1,793	557
Construction-in-progress	—	995
	4,905	4,619
Less: accumulated depreciation and amortization	(3,627)	(3,449)
Property and equipment, net	$1,278	$1,170

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $178 and $404, respectively.

During the year ended December 31, 2023, the Company expended $995 on facility design services and equipment relating to future planned construction on its leased manufacturing facility. During the nine months ended September 30, 2024, the Company expended an additional $241 on design services and equipment. The Company has classified the accumulated balance of $1,236 to leasehold improvements and began amortizing these assets over the remaining lease term during 2024. The Company’s plan to complete the design phase and begin construction on the facility will be based on available financial resources.

NOTE 6 – ACCRUED PAYROLL AND PAYROLL TAXES

As of December 31, 2023, a total of $2,117 was owed to the Company’s Chief Executive Officer and another employee for past due balances that had accrued over a several year period, and for current accrued payroll and payroll taxes, and other compensation related benefits, including payroll tax liabilities of $321 relating to stock option exercises and restricted stock unit vesting. During the nine months ended September 30, 2024, the Company repaid all of the $1,259 of past due accrued amounts owed to the employees and the $321 of current payroll tax liabilities. As of September 30, 2024, no amounts were owed to employees for these past due balances, and $686 was owed for current accrued payroll and payroll taxes, and other compensation related benefits.

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

As of September 30, 2024, the Company has four operating leases with average monthly payments of approximately $66 per month through October 2030.

During the nine months ended September 30, 2024 and 2023, the Company reflected combined amortization of the right of use assets of $498 and $413, respectively, related to the leases, resulting in a combined net asset balance of $1,930 and $2,428 as of September 30, 2024 and December 31, 2023, respectively.

The operating lease liability at December 31, 2023 was $2,519. During the nine months ended September 30, 2024 and 2023, the Company made combined aggregate payments of $480 and $431, respectively, towards the lease liabilities resulting in a combined lease liability of $2,039 as of September 30, 2024.

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and is currently on a month-to-month basis. Rent expense was $27 during the nine months ended September 30, 2024 and 2023, respectively.

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

Common Stock

Authorized shares

The Company’s Certificate of Incorporation authorizes the Company to issue up to 200,000,000 of its common shares. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Company’s board of directors (the “Board”) out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of September 30, 2024 and December 31, 2023, there were 34,538,185 and 26,788,986 shares of common stock issued and outstanding, respectively.

In January 2023, the Company’s Certificate of Incorporation with the state of Delaware was amended to change the number of authorized common shares from 75,000,000 to 200,000,000.

Shareholders’ Equity Transactions for the Nine Months Ended September 30, 2023

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

Upon closing of the IPO, total principal and accrued and unpaid interest and loan fees of $29,896 was owed on certain convertible notes payable. Upon the closing of the IPO, all of the principal plus accrued and unpaid interest and loan fees automatically converted into 4,134,367 shares of the Company’s common stock based on the conversion price of $10.50 per share. As of December 31, 2023, no principal or interest was due on the notes.

Upon closing of the IPO, $1,400 of principal and $63 of accrued interest owed on notes payable-shareholders was converted into 73,134 shares of the Company’s common stock with a fair value of $1,865.

In May and June 2023, the Company entered into securities purchase agreements with certain investors pursuant to which the Company agreed to sell and issue shares of its common stock in two private placement transactions. As of September 30, 2023, the Company sold 1,292,079 shares of its common stock under the agreements resulting in net proceeds to the Company of $25,142.

During the nine months ended September 30, 2023, option holders exercised 207,303 of their shares for proceeds of $1,321.

Certain investors who were obligated under the securities purchase agreements to fund remaining committed investment amounts totaling $24,000 have not made such payments. The Company is currently evaluating its potential remedies with respect to these investors’ non-compliance with their contractual obligations to the Company.

Shareholders’ Equity Transactions for the Nine Months Ended September 30, 2024

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

Each warrant will have an exercise price of $5.25 per share. The warrants expire five years from the date of grant.

Grant of Restricted Stock Units (RSU)

The following table summarizes restricted common stock activity during the nine months ended September 30, 2024:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	57,900	$1,297	$22.40
Granted	311,684	1,212	3.89
Vested	(156,810)	(1,114)	7.11
Forfeited	—	—	—
Non-vested, September 30, 2024	212,774	$1,395	$6.56

During the nine months ended September 30, 2024, the Board approved the issuance of a combined total of 311,684 restricted shares of the Company’s common stock to certain of its employees and its directors. The fair value of the shares on the date of grant was $1,212. The restricted common stock was granted under the Company’s 2022 Equity Incentive Plan (“the 2022 Plan”). A total of 156,810 restricted shares vested during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024 and 2023, the Company recorded $1,352 and $774, respectively, of stock compensation for the fair value vesting of restricted common stock. As of September 30, 2024, $1,395 of unamortized compensation remained.

Stock Options

In August 2009, the Board approved the adoption of the 2009 Equity Incentive Plan (“the 2009 Plan”). The 2009 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 6,166,666 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the 2009 Plan. As of September 30, 2024, no shares were available for grant under the 2009 Plan.

In September 2018, the Board approved the adoption of the 2019 Equity Incentive Plan (“the 2019 Plan”). The 2019 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. The 2019 Plan allows for the following types of awards: (i) incentive stock options (“ISOs”); (ii) nonstatutory stock options (“NSOs”); (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock unit awards (“RSUs”); (vi) other stock awards. The maximum number of shares of our common stock that may be issued under our 2019 Plan is 2,059,073 shares. Outstanding stock awards granted under the 2009 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of failure to meet a contingency or condition required to vest such shares or otherwise return to us; or (iii) are required or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award can be added to the authorized shares as returning shares, not to exceed 3,774,260 shares. The maximum number of shares of our common stock under our 2019 Plan that may be issued is 5,833,333 shares. As of September 30, 2024, a total of 1,632,314 shares were available for grant under the 2019 Plan.

In June 2022, the Board approved the adoption of the 2022 Plan. The 2022 Plan provides for the grant of ISOs to employees, including employees of any parent or subsidiary, and for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. The 2022 Plan is a successor to the 2019 Plan. No further grants will be made under the 2019 Plan. The maximum number of shares of the Company’s common stock under the 2022 Plan that may be issued is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. During the nine months ended September 30, 2024, 233,376 option shares were granted under the 2022 Plan. As of December 31, 2023, a total of 1,922,212 shares were available for grant under the 2022 Plan. In January 2024, the number of shares available to be issued under the 2022 Plan automatically increased by 1,339,449 shares, as determined by the 2022 Plan, and 3,230,161 shares were available for grant under the 2022 Plan as of September 30, 2024.

In September 2023, the Board approved the adoption of the Company’s 2023 Inducement Plan (the “Inducement Plan”) to reserve 1,000,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan provides for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based cash and stock awards, and other stock-based awards. In addition, forms of (i) Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and (ii) Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, for both (a) executive officers and (b) employees at or below the vice president level, were adopted and approved for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2022 Plan. During the nine months ended September 30, 2024, no awards were granted under the Inducement Plan. As of September 30, 2024, a total of 555,700 shares were available for grant under the Inducement Plan.

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

Stock Option Grants during the Nine Months Ended September 30, 2024

During the nine months ended September 30, 2024, under its 2022 Plan, the Board approved the granting of options to certain employees to purchase 233,376 shares of its common stock with exercise prices of $1.96 to $7.44 per share. The options vest over four years, expire ten years from the date of grant and had an aggregate fair value of $434 at the date of grant. The Company valued the options using a Black-Scholes option pricing model.

The assumptions used for the options granted during the period are as follows:

Exercise prices	$ 1.96 - 7.44
Expected dividends	—
Expected volatility	100.0%
Risk free interest rate	3.9% - 4.5%
Expected life of options	5.5 - 6.0

The table below summarizes the Company’s stock option activities for the nine months ended September 30, 2024:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2023	5,118,920	6.00 – 24.75	9.76
Granted	233,376	1.96 – 7.44	2.35
Cancelled	(80,471)	6.00 – 22.40	14.15
Exercised	—	—	—
Expired	(409,333)	6.00	6.34
Balance, September 30, 2024	4,862,492	$ 1.96 - 24.75	$9.47
Vested and exercisable, September 30, 2024	3,776,072	$ 6.00 - 10.50	$7.38
Unvested, September 30, 2024	1,086,420	$ 1.96 – 24.75	$17.42

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.96 – 6.00	3,683,705	3.89	$5.77	3,411,760	3.98	$6.00
6.01 – 10.50	68,099	2.95	8.79	59,099	1.97	9.00
10.51 – 24.75	1,110,688	8.95	22.26	305,213	8.94	22.44
$6.00 - 24.75	4,862,492	5.40	$9.47	3,776,072	4.35	$7.38

During the nine months ended September 30, 2024, the Company extended the option term for two option holders for an additional year through December 31, 2024. The total number of shares that were extended was 51,581 shares. The cost of the stock option modifications was $303 and was recorded during the nine months ended September 30, 2024.

In September 2022, the Board approved a stock option repricing whereby the exercise price of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, would be adjusted to $6.00 per share, the closing price of the Company’s initial public offering. The total cost of the repricing was $2,733, of which $2,689 was recorded as of December 31, 2023, and $23 was recorded during the nine months ended September 30, 2024. The remainder of the cost will be recorded over the future vesting periods of the options.

During the nine months ended September 30, 2024 and 2023, the Company recorded $4,308 and $982, respectively, of stock compensation for the value of all options vested during the period. As of September 30, 2024, unvested compensation of $15,482 remained that will be amortized over the remaining vesting period, through May 2028. The aggregate intrinsic value for option shares outstanding at September 30, 2024 was $83.

Stock Warrants

The table below summarizes the Company’s warrants activities for the nine months ended September 30, 2024:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2023	512,759	3.00 - 10.50	7.14
Granted	7,500,000	5.25	5.25
Cancelled	—	—	—
Exercised	(76,487)	9.00	9.00
Expired	(38,297)	10.50	10.50
Balance, September 30, 2024	7,897,975	$3.00 - 9.00	$5.32
Vested and exercisable, September 30, 2024	7,897,975	$3.00 - 9.00	$5.32

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2024:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.00	133,333	2.42	$3.00	133,333	2.42	$3.00
3.01 – 9.00	7,764,642	4.59	5.36	7,764,642	4.59	5.36

$3.00 – 9.00	7,897,975	4.55	$5.32	7,897,975	4.55	$5.32

During the nine months ended September 30, 2023, the Company issued warrants to certain of its lenders to purchase up to 111,828 shares of the Company’s common stock. The warrants have an exercise price of $10.50 per share and expire in April 2023. The Company calculated the aggregate fair value of the warrants on the date of grant to be $3,152 using a Black-Scholes pricing model. As all of the debt converted during the nine months ended September 30, 2023, the value of the warrants was recorded as a financing cost during the same period. During the nine months ended September 30, 2023, a total of 430,086 warrant shares were exercised for proceeds of $2,741.

During the nine months ended September 30, 2024, the Company issued warrants to purchase 7,500,000 shares of its common stock with an exercise price of $5.25 per share to the underwriters of its second public offering (see Note 8 above). The warrants expire five years from the date of grant.

During the nine months ended September 30, 2024, warrant holders exercised 76,487 warrants to acquire common stock at an exercise price of $9.00 per share for proceeds of $688.

There was no aggregate intrinsic value for warrant shares outstanding at September 30, 2024.

Employee Stock Purchase Plan

The Company’s 2022 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 15% of their earnings: (i) on May 16th of each year at a 15% discount of the fair market value of the Company’s common stock on November 17 of the previous year or May 16th, whichever is lower, and (ii) on November 15th of each year at a 15% discount of the fair market value of the Company’s common stock on May 17th or November 15th, whichever is lower. Subsequent offerings will automatically begin on the day that immediately follows the conclusion of the preceding offering. An employee may not purchase more than 7,500 shares per offering or 15,000 shares per calendar year or more than $25,000 annually. A maximum of 700,000 shares of the Company’s shares of common stock may be sold pursuant to purchase rights under the ESPP. The ESPP includes an “evergreen” feature, which provides that an additional number of shares of common stock will automatically be added to the shares authorized for issuance under the ESPP on January 1st of each year, beginning on January 1, 2024 and ending on (and including) January 1, 2032. The number of shares added each calendar year will equal the lesser of 1% of the Company’s common stock outstanding on December 31st of the preceding calendar year or 2,100,000 or a lesser number as determined by the Board. The evergreen provision added 267,890 shares of common stock to the ESPP in 2024. During the nine months ended September 30, 2024, employees purchased 15,902 shares of common stock for an aggregate purchase price of $49 under the ESPP. As of September 30, 2024, 951,988 shares remain authorized and available for issuance under the ESPP. As of September 30, 2024, the Company held $53 on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and payroll taxes in the Company’s condensed balance sheet.

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Company granted stock options to purchase up to 38,332 shares of the Company’s common stock to two consultants with exercise prices of $2.75 and $6.00. The options will fully vest by December 31, 2024, and expire ten years from the date of grant.

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

Since inception, we have incurred significant operating losses. Our net losses were $14.6 million and $16.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $236.1 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

During the year ended December 31, 2023, we closed our initial public offering (“IPO”) and two Private Placements and received $37.8 million of net proceeds from these offerings. During the nine months ended September 30, 2024, we closed a second public offering and received $27.7 million of net proceeds from that offering. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we have shareholders’ equity of $33.1 million at September 30, 2024. We now expect our cash and cash equivalents, and short and long-term investments, totaling $35.1 million at September 30, 2024, to last until the first quarter of 2026.

Recent Developments

US-Based Phase 2 Trial in NSCLC

In October 2024, we announced that the first patient had been dosed in a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent non-small cell lung cancer (“NSCLC”) in the United States. In accordance with our license agreement with our partner in China, Newsoara BioPharma Co. Ltd. (Newsoara), Newsoara is generally obligated to fund the Phase 2 clinical trial in its entirety. In November 2023, we agreed with Newsoara that Genelux would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the U.S. only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2024. During the quarter ended September 30, 2024, the Company entered into a Clinical Trial Services Agreement with Hong Kong Tigermed Consulting Co., Ltd., to provide regulatory and development support services for the NSCLC trial in the U.S. The total amount of the contract is up to $10.1 million.

Officer Transition

On October 18, 2024, Caroline Jewett resigned as Vice President, Head of Quality of the Company. The Company recently appointed Andre Kopoyan, MBA, who was previously Director, Quality Assurance of the Company, as Head of Quality (Interim).

Components of Results of Operations

Net Sales

During the nine months ended September 30, 2023, under our license agreement with Newsoara, we invoiced and collected $0.2 million relating to supplying product for Newsoara to use in its clinical trials. During the nine months ended September 30, 2024, we recognized revenue of $0.01 million relating to the Company’s license agreement with ELIAS Animal Health, LLC.

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

Research and development costs are expensed as incurred. Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors and analyzing the progress of our preclinical and clinical studies or other services performed. Significant judgement and estimates are made in determining the accrued expense balances at the end of any reporting period.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
	2024	2023
Revenues	$—	$—

Operating Expenses:
Research and development	4,051	2,819
General and administrative	2,890	2,488
Total operating expenses	6,941	5,307
Loss from operations	(6,941)	(5,307)
Other income (expenses):
Interest income	474	4
Interest expense	—	(42)
Debt discount amortization	—	—
Debt extinguishment costs	—	—
Total other income (expenses), net	474	(38)

Net loss	$(6,467)	$(5,345)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
Research and Development Expenses:	2024	2023
Employee compensation and related expenses	$901	$757
Stock compensation, including the cost of stock options and restricted stock grants	635	244
Manufacturing and laboratory materials and other expenses	90	380
Outsourced manufacturing services	322	156
Clinical and regulatory expenses	1,656	806
Facility-related expenses, including depreciation	323	394
Consulting expenses and contract labor	120	74
Other expenses	4	8
Total research and development expenses	$4.051	$2.819

Research and development expenses were $4.1 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $1.2 million. Significant variations between periods are primarily a result of a $0.4 million increase in stock-related compensation in 2024, relating to the increased cost of stock options and restricted stock units in 2024; and a $0.9 million increase in clinical and regulatory expenses relating to increased clinical trial costs associated with our Phase 3 On Prime Registration trial in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
General and Administrative Expenses:	2024	2023
Employee compensation and related expenses	$585	$578
Stock compensation, including the cost of stock options and restricted stock grants	1,119	443
Professional services	540	883
Facility-related expenses	109	95
Insurance expenses	260	368
Consulting and contract labor expenses	152	80
Other expenses	125	41
Total general and administrative expenses	$2,890	$2,488

General and administrative expenses were $2.9 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $0.4 million. Significant variations between periods are primarily a result of a $0.7 million increase in stock compensation expense in 2024, due to the increase in the cost of stock options and restricted stock units in 2024; offset by a $0.3 million decrease in professional service expenses in 2024, primarily resulting from decreased corporate legal costs.

Other Expenses, net

Other income (expenses), net, were $0.5 million and $(0.4) million for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, other income consisted of interest income of $0.5 million from the investment into money market funds and short and long-term investments, while during the same period in 2023, other income consisted of interest income of $0.04 million and financing costs of $0.4 million.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
	2024	2023
Revenues	$8	$170

Operating Expenses:
Research and development	12,478	8,607
General and administrative	9,478	8,727
Total operating expenses	21,956	17,334
Loss from operations	(21,948)	(17,164)
Other income (expenses):
Interest income	1,055	4
Interest expense	—	(167)
Debt discount amortization	—	(649)
Financing costs	—	(3,152)
Debt extinguishment costs	—	(402)
Total other income (expenses), net	1,055	(4,366)

Net loss	$(20,893)	$(21,530)

Research and Development Expenses

The table below summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
Research and Development Expenses:	2024	2023
Employee compensation and related expenses	$2,715	$1,771
Stock compensation, including the cost of stock options and restricted stock grants	2,311	1,228
Manufacturing and laboratory materials and other expenses	447	765
Outsourced manufacturing services	1,341	674
Clinical and regulatory expenses	4,341	2,654
Facility-related expenses, including depreciation	1,061	1,005
Consulting expenses and contract labor	229	463
Other expenses	33	47
Total research and development expenses	$12,478	$8,607

Research and development expenses were $12.5 million and $8.6 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $3.9 million. Significant variations between periods are the result of a $0.9 million increase in employee compensation and related expenses in 2024, primarily due to new employee hires after the second quarter of 2023; a $1.1 million increase in stock-related compensation in 2024, relating to the increased cost of stock options and restricted stock units in 2024; a $0.7 million increase in outsourced manufacturing services in 2024, primarily related to increased costs of third-party product testing and other manufacturing processes; and a $1.7 million increase in clinical and regulatory expenses in 2024, relating to increased clinical trial costs associated with our Phase 3 On Prime Registration trial in 2024; offset by a $0.5 decrease in the manufacturing and laboratory material costs and consulting and contract labor expenses.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
General and Administrative Expenses:	2024	2023
Employee compensation and related expenses	$1,791	$1,641
Stock compensation, including the cost of stock options and restricted stock grants	3,676	3,196
Professional services	1,866	2,410
Facility-related expenses	346	264
Insurance expenses	735	845
Consulting and contract labor expenses	710	298
Other expenses	354	73
Total general and administrative expenses	$9,478	$8,727

General and administrative expenses were $9.5 million and $8.7 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $0.8 million. Significant variations between periods are primarily a result of a $0.5 million increase in stock compensation expense in 2024, due to the increase in the cost of stock options and restricted stock units in 2024; a $0.4 million increase in consulting and contract labor expenses in 2024, primarily due to the increase in the cost of accounting consultants; offset by a $0.5 million decrease in professional service expenses in 2024, primarily resulting from decreased corporate legal costs.

Other Income (Expenses), net

Other income (expenses), net, were $1.1 million and $(4.3) million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, other income consisted of interest income of $1.1 million from the investment into money market funds and short and long-term investments, while during the same period in 2023, other income consisted of interest income of $0.004 million from the investment into money market funds. During the nine months ended September 30, 2024, other expenses consisted of interest expense of $0.2 million, debt discount amortization of $0.6 million, financing costs of $3.2 million and debt extinguishment costs of $0.4 million.

Liquidity and Capital Resources

During the year ended December 31, 2023, we incurred a net loss of $28.3 million and used cash in operations of $20.3 million and had an accumulated deficit of $221.5 million as of December 31, 2023. During the nine months ended September 30, 2024, we incurred a net loss of $20.9 million and used cash in operations of $16.9 million.

During the nine months ended September 30, 2023, we closed our IPO and two Private Placements and received $37.8 million of net proceeds from the offerings. During the nine months ended September 30, 2024, we closed our secondary public offering and received $27.7 million of net proceeds from that offering. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we had shareholders’ equity of $33.1 million at September 30, 2024. We now expect our cash and cash equivalents, and short and long-term investments, totaling $35.1 million at September 30, 2024, to last into the first quarter of 2026.

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

Cash Flows

The table below summarizes our cash flow activities for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
Net cash provided by (used in):	2024	2023
Operating activities	$(16,926)	$(13,365)
Investing activities	(14,805)	(782)
Financing activities	28,415	43,619
Net increase (decrease) in cash	$(3,316)	$29,472

Operating Activities

During the nine months ended September 30, 2024, we used cash from operating activities of $16.9 million, compared to $13.4 million used during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we incurred a net loss of $20.9 million and had non-cash expenses of $6.1 million, compared to a net loss of $21.5 million and non-cash expenses of $9.4 million during the nine months ended September 30, 2023. The primary non-cash expense during both periods was stock-related compensation totaling $6.0 million and $4.4 million during the nine months ended September 30, 2024 and 2023, respectively; and the fair value of warrants issued in connection with the conversion of convertible notes of $3.1 million during the nine months ended September 30, 2023. The net change in operating assets and liabilities during the nine months ended September 30, 2024 used cash of $2.1 million, compared to $1.3 million used during the nine months ended September 30, 2023. The primary source of cash relating to operating assets and liabilities during the nine months ended September 30, 2024 was the increase in accounts payable and accrued expenses of $0.3 million and the primary use of cash was the decrease in accrued payroll and payroll taxes of $1.4 million. The primary use of cash during the nine months ended September 30, 2023 was the decrease in accounts payable and accrued expenses of $2.1 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $14.8 million, consisting of the net purchases of short and long-term investments of $14.5 million, and purchases of property and equipment primarily for construction-in-progress of $0.3 million. Net cash used in investing activities for the nine months ended September 30, 2023 was $0.8 million, consisting of the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, we provided cash from operating activities of $28.4 million, compared to $43.6 million provided during the nine months ended September 30, 2023. For the nine months ended September 30, 2024, cash provided by financing activities consisted of proceeds from the sale of common stock of $27.7 million, proceeds from the exercise of stock warrants of $0.7 million and proceeds from our company equity awards programs of $0.05 million.

For the nine months ended September 30, 2023, cash provided by financing activities consisted of proceeds from the issuance of proceeds from notes payable-shareholders totaling $0.9 million, proceeds from the sale of common stock related to our IPO and private placements totaling $36.6 million, the exercise of stock options of $1.3 million and the exercise of stock warrants of $2.7 million.

Net cash used in financing activities during the nine months ended September 30, 2023 related to the repayment of notes payable-shareholders totaling $0.7 million and the payment of deferred offering costs of $0.3 million.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2024 and 2023, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.*

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net losses were 20.9 million and $21.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $242.4 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Newsoara is generally obligated under the Newsoara License Agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic vaccinia virus (“VACV”) for patients with recurrent non-small cell lung cancer (“NSCLC”), which U.S.-based trial (the “VIRO-25 trial”) is now ongoing with the first patient dosed in October 2024. In November 2023, we agreed with Newsoara that we would directly engage a contract research organization (“CRO”) on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Under the agreed upon terms, Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in late 2024. We expect to report interim results from the NSCLC trial in mid-2025. Subject to regulatory authorization in China, the Company expects Newsoara eventually to add sites in China and for the parties to conduct this study as a multi-regional clinical trial.

We and Newsoara co-sponsor a Phase 1/2 clinical trial of Olvi-Vec in patients with recurrent SCLC in China, which Newsoara is conducting, and initiated the Phase 1 portion in the first half of 2023. We expect to report interim results from the SCLC trial by the end of 2024. In addition to expecting Newsoara to join our ongoing Phase 2 NSCLC trial, as discussed above, we anticipate they will initiate a trial in recurrent ovarian cancer in China.

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

We currently have only one product candidate, Olvi-Vec, in clinical development. A failure of this product candidate in clinical development would adversely affect our business and may require us to discontinue development of other product candidates based on the same therapeutic approach.*

We have invested a significant portion of our efforts and financial resources in our oncolytic VACV platform and, in particular, in the development of our lead product candidate, Olvi-Vec. We have completed enrollment for only one Phase 2 clinical trial, an open-label single-arm study, of Olvi-Vec in patients with PRROC in September 2019. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. Our co-sponsored Phase 1/2 clinical trial in SCLC continues to enroll patients in China. In October 2024, we announced that the first patient had been dosed in our ongoing Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC which is expected to report interim results in mid-2025. Olvi-Vec, as well as our other product candidates, are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. We will need to successfully complete such trials before submitting a marketing application to the FDA.

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

Serious adverse events, undesirable side effects (including emergent drug-drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects) or other unexpected properties of our current or future product candidates may be identified during development or after approval, which could halt their development or lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.*

To date, Olvi-Vec is the only product candidate we have tested in humans. The most advanced trial with enrollment completed was our open-label, single-arm Phase 1b/2 clinical trial in PRROC. Enrollment was completed in September 2019, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Additionally, we previously conducted five Phase 1 clinical trials and one Expanded Access Program in different indications, using different routes of administration and different dosing regimens. The most common treatment-related toxicities generally observed in our trials from different routes of administration were pyrexia, nausea, chills and fatigue with additional common treatment-related toxicities observed in our intraperitoneal administration trials being abdominal pain and abdominal distension. As we continue our development of Olvi-Vec and initiate clinical trials of any future product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge or be reported, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after the drug is tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. For instance, during our ongoing clinical trials, we may discover serious adverse or unexpected side effects of Olvi-Vec produced in mammalian cells that are not comparable to material produced in CEF cells. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label, a Risk Evaluation and Mitigation Strategy (“REMS”) or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require, or we may voluntarily develop strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

We anticipate developing our product candidates for use in combination with other oncology therapeutics, including chemotherapies and cellular and targeted therapies (e.g., immune checkpoint inhibitors), or medical devices (e.g. intraperitoneal catheter). For example, in our Phase 3 registration clinical trial, we are developing the intraperitoneal (catheter) delivery of Olvi-Vec in combination with a platinum-based chemotherapy doublet and bevacizumab (e.g., AVASTIN). Further, in our Phase 2 clinical trial, we are developing the intravenous delivery of Olvi-Vec in combination with a platinum-based chemotherapy doublet and physician’s choice of immune checkpoint inhibitors (e.g. KEYTRUDA, OPDIVO, YERVOY or TECENTRIQ). Our ability to develop and ultimately commercialize our product candidates used in combination with platinum-based and other chemotherapies, and bevacizumab, or any other combination products (e.g., cellular and targeted therapies), and used with devices (e.g., catheters) will depend on our ability to access such drugs and devices on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or devices on commercially reasonable terms or at all.

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

We are currently conducting our Phase 2 clinical trial for Olvi-Vec in recurrent NSCLC in the United States and plan to conduct this trial in China as part of a multi-regional clinical trial with our collaboration partner, Newsoara. We may conduct additional clinical trials in China. However, the FDA and other comparable foreign regulatory authorities may not accept data from such trial, in which case our development plans will be delayed, which could materially harm our business.*

Newsoara is generally obligated under the Newsoara License Agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States, which VIRO-25 trial is now ongoing with the first patient dosed in October 2024. In November 2023, we agreed with Newsoara that we would directly engage a CRO on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in late 2024.

As mentioned above, we dosed our first patient in the United States in October 2024 and, subject to regulatory authorization, intend to launch the NSCLC trial in China with Newsoara. Newsoara initiated a Phase 1 clinical trial of Olvi-Vec in patients with recurrent SCLC in China in the first half of 2023, and we anticipate they will initiate further trials in recurrent NSCLC and recurrent ovarian cancer in China.

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

We believe that clinical data generated in China and the United States will be accepted by the FDA and its comparable foreign regulatory equivalents outside of China, which would enable us to commence Phase 3 and possibly registration clinical trials in the United States without the need for us to conduct additional Phase 2 clinical trials in the United States. However, there can be no assurance the FDA or comparable foreign regulatory authorities will accept data from our Phase 2 clinical trial in Olvi-Vec, which is currently ongoing in the United States. If the FDA or comparable foreign regulatory authorities do not accept any such data, we would likely be required to conduct additional Phase 2 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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

We have developed a proprietary process for larger-scale manufacturing using a closed, mammalian-cell-based production system. This process has been implemented in our manufacturing facility and has produced and is intended to produce Olvi-Vec and other clinical products for use in our clinical trials and in our commercial launches. We may also make further changes to our manufacturing facilities and processes at various points during development or commercialization, for a number of reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, improving product quality or for other reasons. The manufacturing changes could require changes in raw materials, components and services that are obtained from third-party suppliers. The inability of suppliers to provide those supplies or services or delays in acquiring the supplies or services would delay the manufacture of clinical or commercial product supplies.

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

For example, Newsoara is generally obligated under the Newsoara License Agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States, which VIRO-25 trial is now ongoing with the first patient dosed in October 2024. Newsoara has also agreed to reimburse us for the costs and expenses of a CRO to conduct certain startup activities for the NSCLC trial in the United States only, but is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in late 2024. If Newsoara is unable or unwilling to provide this funding and/or reimbursement in a timely manner or at all, we would need to obtain the funding on our own and/or scale back or discontinue these clinical development activities.

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

We are aware of a number of companies developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

●	Oncolytic viral immunotherapies, including Amgen’s IMLYGIC (talimogene laherparepvec), the only FDA-approved oncolytic immunotherapy, which is approved for the local treatment of unresectable cutaneous, subcutaneous, and nodal lesions in patients with melanoma recurrent after initial surgery and is in development for several other indications and Daiichi Sankyo Company, Limited’s DELYTACT (teserpaturev/G47∆), which received conditional and time-limited marketing approval in Japan as a regenerative medical product for treatment of malignant glioma. Other oncolytic viral immunotherapies in development include those by companies such as AstraZeneca PLC (AstraZeneca), Boehringer Ingelheim, CG Oncology, Inc., Candel Therapeutics, Inc., Imugene Limited, Johnson & Johnson, Merck & Co., Inc. (Merck), Oncolytics Biotech Inc., Otsuka Holdings Co. Ltd., Pfizer Inc., PsiOxus Therapeutics, Ltd., Regeneron Pharmaceuticals, Inc., Replimune Group, Inc., SillaJen, Inc. (SillaJen), Targovax USA, Theriva Biologics, Inc., Transgene SA (Transgene), Turnstone Biologics Corp. and Vyriad, Inc.;

●	Approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno-oncology companies focused on IL-12, such as Ziopharm Oncology Inc.;

●	Cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as Advaxis, Inc., Agenus Inc., AstraZeneca, Bavarian Nordic A/S, BioNTech SE, Genocea Biosciences, Inc., Gritstone Oncology, Inc., Heat Biologics, Inc., ImmunityBio, Inc., IMV Inc., Moderna, Inc., SOTIO a.s., Transgene, and VBI Vaccines Inc.;

●	Cell-based therapies, including tumor infiltrating lymphocytes in development by Iovance Biotherapeutics, Inc., TVAX and Turnstone Biologics, Corp. and approved and in-development CAR T cell therapies, including those commercialized by BMS, Gilead Sciences Inc. and Novartis AG, T cell receptor and NK cell therapies;

●	Therapies aimed at activating innate immunity such as those targeting stimulator of interferon genes protein (and toll-like receptors including those in development by Bristol-Myers Squibb Company, Checkmate Pharmaceuticals Inc., Chinook Therapeutics Inc., GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Merck, Mologen AG, Nektar Therapeutics, TriSalus Life Sciences, and UroGen Pharma Inc.; and

●	Traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

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

Product candidates in registration trials or later development for PRROC include:

●	Nemvaleukin alfa, an engineered interleukin-2 by Mural Oncology;

●	Relacorilant, an anti-glucocorticoid, by Corcept Therapeutics Inc.;

●	Luveltamab tazevibulin, an anti-folate receptor alpha (FolRα) antibody drug conjugate (ADC), by Sutro Biopharma;

●	Navicixizumab, an anti-DLL4/VEGF bispecific antibody, by OncXerna Therapeutics, Inc. in partnership with Mereo Biopharma Group PLC;

●	Raludotatug deruxtecan, a CDH6 directed DXd ADC, developed by Daichii Sankyo;

●	Anlotinib, a receptor tyrosine kinase inhibitor, developed by Advenchen Laboratories; and

●	Afureserib, an ATP-competitive AKT inhibitor, developed by Laekna Therapeutics.

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

For the core technology in our CHOICE platform and Olvi-Vec and our other product candidates, patents have issued and applications are pending at each of the U.S. provisional, Patent Cooperation Treaty, and national stages with, at a minimum, filings submitted to the United States, European Patent Conventions and Japan. As of September 30, 2024, our patent portfolio consisted of 11 issued U.S. patents, one pending U.S. patent application, 9 issued foreign patents, and six pending foreign patent applications, which relate generally to the composition of our current and potential future products, and their methods of use. V2ACT LLC has exclusive rights to V2ACT Immunotherapy under one issued U.S. patent, one pending U.S. patent application and two pending non-U.S. patent applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or Olvi-Vec, V2ACT Immunotherapy or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”). Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

At the federal level, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA directs the Secretary of HHS to establish a Drug Price Negotiation Program (the Program) to lower prices for certain single-source prescription drugs and biologics covered under Medicare Parts B and D, based on criteria established under the IRA. Under the Program, the Secretary of HHS will publish a list of “selected drugs,” and will then negotiate maximum fair prices (“MFP”) with their manufacturers. Beginning in 2026, the first year of the Program, the number will be limited to 10 Part D drugs and biologics. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Part D and Part B. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95% and the potential of civil monetary penalties. Further, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first 10 drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Additionally, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that practice will continue under the new framework.

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

We expect that the ACA, as well as other federal and state healthcare reform measures that may be adopted in the future, particularly in light of the U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our biopharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from commercializing our products and being able to generate revenue, and we could be prevented from or significantly delayed in achieving profitability.

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

We will need to continue to expand the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2024, we had [25 full-time and part-time employees, including 16 employees engaged in research and development and manufacturing]. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of the Nasdaq Capital Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

We are also continuing to improve our internal control over financial reporting. In order to develop, maintain, and improve the effectiveness of our internal controls and procedures, and internal control over financial reporting, we have expended resources, and anticipate that the process of building our accounting and financial functions and infrastructure will continue to require significant resources, including professional fee, internal costs, and significant management oversight. For example, we expect that we will need to implement new systems to enhance and streamline the management of our financial, accounting, human resources and other functions. However, such systems will likely require us to complete many processes and procedures for the effective use of the systems, which may result in substantial costs. Any disruptions or difficulties in implementing or using these systems could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the U.S. Securities and Exchange Commission (the “SEC”), Nasdaq or other regulatory authorities.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

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

We expect our operating results to be subject to quarterly fluctuations, which makes it difficult for us to predict our future operating results. Our net loss and other operating results will be affected by numerous factors, including:

●	the timing and cost of, and level of investment in, research and development and commercialization activities relating to our current and any future product candidates, which will change from time to time;

●	the total expenses we incur in connection with establishing, equipping, and operating our current and any future manufacturing facility(ies);

●	the cost of manufacturing our current and any future product candidates, which may vary depending on the FDA’s and comparable foreign regulatory authorities’ guidelines and requirements, the quantity of production and the terms of any agreements with suppliers;

●	results of preclinical studies and current and future clinical trials, or the addition or termination of future clinical trials or funding support by us, or future collaborators or licensing partners;

●	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	additions and departures of key personnel;

●	strategic decisions by us, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;

●	regulatory developments affecting our product candidates;

●	changes in accounting pronouncements or changes in our accounting policies;

●	changes in the variables used as a basis for valuing these stock-based awards, resulting in changes in the magnitude of the expense that we must recognize; and

●	potential unforeseen business disruptions that increase our costs or expenses.

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

The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in, our clinical trials for Olvi-Vec, our preclinical studies and any other future clinical development programs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	commencement or termination of collaboration, licensing or similar arrangements for our development programs;

●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	failure or discontinuation of any of our development programs;

●	our ability to commercialize Olvi-Vec and our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	our partners’ and collaborators’ ability to successfully commercialize their licensed product candidates;

●	developments or setbacks related to drugs that are co-administered with any of our product candidates, such as cellular and targeted therapies;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to the development of Olvi-Vec and any other product candidate we may develop;

●	changes in the competitive landscape in our industry, including results of clinical trials of existing and potential future products that compete with Olvi-Vec and our other product candidates;

●	our ability to adequately support future growth;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	future accounting pronouncements or changes in our accounting policies;

●	announcements or expectations of additional financing efforts by us;

●	sales of our common stock by us, our insiders or other stockholders;

●	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including bank failures, global pandemics, the Russia/Ukraine conflict or the conflicts in the Middle East; and

●	investors’ general perception of us and our business.

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

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until the last day of the fiscal year ending after the fifth anniversary of our IPO (i.e. December 31, 2028) or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Date: November 12, 2024

GENELUX CORPORATION

By:	/s/ Thomas Zindrick, J.D.
Thomas Zindrick, J.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Lourie Zak
Lourie Zak
Chief Financial Officer
(Principal Financial and Accounting Officer)

