Form 10-K
period 2024-12-31
GENELUX Corp
filed 2025-03-28
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $57.9 million, based on the closing price of the registrant’s Common Stock on June 30, 2024.

There were 34,604,296 shares of Common Stock outstanding as of March 20, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K (the Annual Report) incorporates by reference certain information from the registrant’s definitive proxy statement relating to for its 2025 annual meeting of stockholders (the 2025 Proxy Statement), which the registrant intends to file pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the 2025 Proxy Statement is not deemed to be filed as part of this Form 10-K.

GENELUX CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2024

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development costs; the anticipated timing, costs and conduct of our clinical trials for our only product candidate, Olvi-Vec; the timing and likelihood of regulatory filings and approvals for Olvi-Vec; our ability to commercialize Olvi-Vec, if approved; the pricing and reimbursement of Olvi-Vec, if approved; the potential benefits of strategic collaborations and our ability to enter into strategic arrangements; the timing and likelihood of success, plans and objectives of management for future operations; future results of anticipated product development efforts; and our expected future financing needs, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission (the SEC) after the date of this Annual Report.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

We face many risks and uncertainties, as more fully described in this section under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.” Some of the material risks associated with our business include the following:

●	We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.
●	We will require substantial additional financing to advance the development of Olvi-Vec and any of our future product candidates, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital could force us to delay, limit, reduce or terminate our product development programs, potential commercialization efforts or other operations.
●	Our product candidates are in preclinical and clinical stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable.
●	Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.
●	We currently have only one product candidate, Olvi-Vec, in clinical development. A failure of this product candidate in clinical development would adversely affect our business and may require us to discontinue development of other product candidates based on the same therapeutic approach.
●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome and stringent regulations, and delays can occur for a variety of reasons.
●	Changes in product candidate manufacturing or formulation may result in additional costs or delay.
●	If we are unable to manufacture and release any product candidates in the volumes that we require on a timely basis or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, any product candidates and may lose potential revenues.
●	If we fail to comply with federal and state healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, financial condition, results of operations, stock price and prospects will be materially harmed.
●	We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class-action claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
●	If we are unable to obtain, maintain and protect our intellectual property rights for our technology and product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.
●	We are highly dependent on our key personnel, including our President, Chief Executive Officer and Chairman. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	Unfavorable market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, stock price and prospects.
●	Public health crises such as pandemics could materially and adversely affect our preclinical studies and clinical trials, business, financial condition and results of operations.
●	The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

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

We have a facility in San Diego, California for current Good Manufacturing Practice (cGMP) manufacturing. Our facility is producing cGMP material that we intend to use in our subsequent clinical trials of Olvi-Vec and for the initial commercial launch of Olvi-Vec, if approved. We leased a second building in the same location which, when upgrades are completed, will provide laboratory capabilities and administrative offices.

PIPELINE

Our pipeline is summarized below:

OUR STRATEGY

Our strategy is to leverage our deep internal capabilities in the clinical development of oncolytic viruses to create a leading immunotherapy company, discovering, developing and commercializing next-generation products for the treatment of a broad range of cancers, including solid tumors, many of which are among the most difficult cancers to treat. We are focused on the execution and success of our clinical programs and, over time, on building our organization into a fully-integrated therapeutics company. Key elements of our strategy include:

●	Advance our lead product candidate, Olvi-Vec, through a late-stage clinical development program focused on platinum re-sensitization, and seek regulatory approval. Our Phase 3 OnPrime registration trial of Olvi-Vec in platinum resistant/refractory ovarian cancer (PRROC) initiated enrollment in the third quarter of 2022 and our Phase 2 VIRO-25 trial, an open-label, randomized and controlled clinical trial of Olvi-Vec in patients with recurrent non-small cell lung cancer (NSCLC), initiated enrollment in the United States in the fourth quarter of 2024.

●	Support the clinical and commercial development of Olvi-Vec with our strategic partner, Newsoara, advise and coordinate the design and initiation of clinical trials in China and provide product supply and technology transfer. Our co-sponsored Phase 1b/2 clinical trial in patients with recurrent small cell lung cancer (SCLC) in China is ongoing. Subject to regulatory authorization from the Chinese Centre for Drug Evaluation, Newsoara intends to initiate a Phase 2 VIRO-25 clinical trial in China and initiate further trials in SCLC and ovarian cancer.

●	Prepare for US Launch in ovarian cancer. As our clinical trial program progresses in ovarian cancer, we intend to expand our preliminary commercial strategy initiatives and support corporate development efforts.

●	Broaden and strengthen our internal manufacturing capabilities, utilizing our in-house manufacturing facility. We have strong in-house pharmaceutical development and manufacturing capabilities and have established, equipped and are operating our own cGMP manufacturing facility in San Diego, California for multi-product cGMP manufacturing.

●	Leverage our CHOICE discovery platform to build a portfolio of oncology product candidates that target a range of immune mechanisms and progress these product candidates into clinical development. We are positioned to strengthen our leadership in the oncolytic viral immunotherapy field by leveraging the VACV clinical candidates generated by our CHOICE platform.

●	Seek additional development and commercial collaborations for Olvi-Vec and our other human therapeutic product candidates, while retaining economic and commercial rights in key geographic areas. We intend to retain rights in the United States for our product candidates and to develop an oncology-focused commercial organization of internal and/or contract resources. When economically attractive, we intend to accelerate development and commercialization of, and patient access to, our product candidates by pursuing strategic partnerships with leading biopharmaceutical companies in those geographic areas where we are unlikely to pursue development and commercialization on our own.

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

We are developing Olvi-Vec for the treatment of multiple cancers based on the results of preclinical studies that suggest Olvi-Vec has the potential to infect and directly kill a wide range of tumor cell types in vitro and in vivo and produce an anti-tumor immune response. To date, Olvi-Vec has been studied in multiple early- and mid-phase clinical trials via regional, local and systemic deliveries, as a monotherapy and in combination with other therapies, in approximately 150 patients in seven completed clinical trials with a variety of cancer types. Those clinical trials have yielded data that has informed our current and future clinical strategy and trial design involving multiple indications and methods of delivery.

In our clinical trials, irrespective of the route of administration, dosing regimen or cancer type, Olvi-Vec was:

●	Observed to be well tolerated, and whether administered in a single dose or multiple doses per cycle, no MTD was reached in any of the trials and there were no significant issues with virus shedding into the environment;

●	Shown to infect and selectively kill tumor cells, initiate an anti-tumoral response and modulate the tumor microenvironment, including re-sensitizing certain tumors to chemotherapy; and

●	Shown to enhance chemotherapeutic activities in a combination therapy setting.

In addition, in clinical trials in which Olvi-Vec was systemically administered, Olvi-Vec was:

●	Shown to likely overcome pre-existing and/or induced anti-vaccinia antibody levels by high and/or extended dosing;

●	Detectable in the active state as live virus in blood circulation even at two hours after infusion, which we believe is ample time for the virus to reach distal metastases; and

●	Capable of infecting tumor tissues and reducing circulating tumor cells.

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

Olvi-Vec
viral infection
Oncolysis and release of tumor (neo)antigens
Innate Immune Activation
Increase Type I IFNs
Increase DAMPs / PAMPs
Adaptive Immune Activation
APCs present (neo)antigens
T-cell activation & cytotoxicity
Anti-tumor immune memory
PAMPs - Pathogen-associated Molecular Patterns
DAMPs - Damage-associated Molecular Patterns

‘Cold’ tumor before Olvi-Vec

- No or relatively low number of immune effector cells
- Relatively high number of immune suppressor cells

‘Hot’ tumor following Olvi-Vec immunotherapy

- Increase of proinflammatory cytokines/chemokines
- Influx of CD8+ effector T cells
- M2 to M1 transition of tumor-associated macrophages
- Decrease of immune suppression
- Changes of tumor gene expression profile
- Immunogenic tumor cell death
- Vascular collapse

DEVELOPMENT PROGRAMS

Platinum Resistant/Refractory Ovarian Cancer

We envision that Olvi-Vec-primed immunochemotherapy may overcome chemotherapy resistance for patients with end-stage ovarian cancer that would otherwise consider palliative care or use of drugs with historically poor response rates. We initiated a Phase 3 OnPrime registration trial in PRROC in the third quarter of 2022. The trial is an open-label, randomized control design (2:1 randomization), enrolling patients who are platinum resistant/refractory by standard definitions and received a minimum of 3 prior lines of therapy. The trial is designed to address a broad and underserved pool of patients and the inclusion criteria allows patients to enroll regardless of (i) tumor biomarkers, (ii) platinum refractory tumors or (iii) the maximum number of prior lines of treatments (i.e., no cap on previous treatments).

The experimental arm patients will receive a single cycle (two doses) of Olvi-Vec administered intraperitoneally and, approximately four weeks later, a regimen of a platinum-based doublet plus bevacizumab followed by maintenance therapy. The active comparator arm patients will receive a regimen of single agent chemotherapy with optional platinum, plus bevacizumab followed by maintenance therapy. After discussions with the U.S. Food and Drug Administration (the FDA), we amended the protocol with respect to certain design criteria including removal of an eligibility criterion requiring patients to have received their last platinum within 24 months of enrollment. We anticipate enrolling patients eligible under the amended protocol upon receipt of institutional review board (IRB) approvals. Total trial enrollment will be a sufficient number of patients to achieve 127 events. We anticipate reporting topline results in the first half of 2026. Additionally, in a recent communication regarding the Phase 3 OnPrime registrational trial, the FDA stated that an interim analysis of overall survival (OS) should be planned at the time of the primary progression-free survival (PFS) analysis and confirmed that if a clinically meaningful PFS advantage is demonstrated in the absence of a decrement in OS, this could potentially support traditional approval. The FDA further recommended we request a pre-BLA meeting with the FDA with topline safety and efficacy data following completion of the trial so that the FDA may discuss next steps.

The following graphic summarizes the study design for the Phase 3 OnPrime registration trial.

Previously, we conducted a Phase 1b/2 clinical trial of Olvi-Vec, which was administered intraperitoneally in a single round of treatment consisting of a bolus infusion on two consecutive days. In the Phase 1b portion of the clinical trial, patients were treated with Olvi-Vec alone, in three dose escalation cohorts. In the Phase 2 portion of the clinical trial, we implemented a cohort designed to treat patients with Olvi-Vec, at the dose of the first cohort in the Phase 1b portion, and approximately six weeks thereafter, patients were administered a chemotherapy regimen consisting of a platinum-based doublet (+/- bevacizumab). Patients enrolled into the trial were heavily pretreated (with a median of four prior lines of therapy), with confirmed progressive disease (PD) at the time of enrollment, and had PRROC, with poor responses to conventional chemotherapies. The topline data of the Phase 2 portion was published in JAMA Oncology in May 2023.

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

Importantly, relative to historical comparisons, the heavily pretreated patients with median 4 prior lines receiving Olvi-Vec-primed immunochemotherapy generally showed marked clinical benefits, particularly with respect to ORR per RECIST 1.1 (54%: 19% CRs; 35% PRs) with durable response, median PFS (11.0 months) and median OS (15.7 months). Historically, the expected ORR per RECIST 1.1 would be < 20%, median PFS < 4 months, and median OS < 12 months. Of note, an ORR by RECIST 1.1 of 54% and median PFS (11.4 months) were achieved in patients with platinum-refractory disease versus the historically expected ORR per RECIST 1.1 of < 10%, median PFS < 3 months; these patients progressed during, or within one month after, receiving their most recent prior platinum-based therapy.

With 13 objective responders per RECIST 1.1 out of 24 evaluable patients, the trial results exceeded the pre-defined threshold of 43%, and after our discussions with the FDA, supported moving into a Phase 3 trial.

Overall Response Rate (ORR), including Complete Responses (CR) & Partial Responses (PR), and Progression-Free Survival (PFS)*

	ORR by RECIST1.1**	Duration of Response	ORR by CA-125	Median PFS	Median Overall Survival (OS)
All patients (n= 27) (95% CI)	**54%** (13◊/24◊◊) (33 - 74) **CR=8%** **PR=46%**	**7.6 mos** (3.7 - 9.6)	**85%** (22/26◊◊◊) (65 - 96)	**11.0 mos** (6.7 - 13.0)	**15.7 mos** (12.3 - 23.8)
Platinum-resistant (n=14) (95% CI)	**55%** (6/11) (26 - 84) **CR=18%** **PR=36%**	**7.6 mos** (3.7 - NA)	**85%** (11/13) (55 - 98)	**10.0 mos** (6.4 - NA)	**18.5 mos** (11.3 – 23.8)
Platinum-refractory (n=13) (95% CI)	**54%** (7/13) (27 - 81) **CR=0%** **PR=54%**	**8.0 mos** (3.7 - NA)	**85%** (11/13) (55 - 98)	**11.4 mos** (4.3 -13.2)	**14.7 mos** (10.8 – 33.6)

*Baseline for ORR & PFS evaluation is the timepoint immediately prior to starting post-Olvi-Vec carboplatin doublet +/- bevacizumab to allow direct comparison to historical data or patients' own previous line of chemotherapy

**Eligible for evaluation: with at least 1 measurable target lesion at baseline; including 2 patients without post-chemo scan after virotherapy, and therefore are assigned to the 'inevaluable for response' category per RECIST1.1

◊Including 3 unconfirmed; 2 in resistant and 1 in refractory groups

◊◊Three of 27 patients were not evaluable as defined by RECIST 1.1 criteria due to no measurable disease. However, these 3 patients were evaluable by the Gynecological Cancer InterGroup (GCIG) CA-125 criteria, showing 2 partial responses and 1 complete response as best response.

◊◊◊One of 27 patents was not evaluable by GCIG CA-125 criteria. However, this patient was evaluable by RECIST 1.1, showing stable disease as best response.

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

Prognosis Worsens with each Successive Line			
Historical Data[1]			ELAHERE[2]
2nd line	21.1 mOS	(95% CI, 17.8-24.4)	18.7 mOS (2nd/3rd)
3rd line	12.9 mOS	(95% CI, 10.4-14.6)	
4th line	9.8 mOS	(95% CI, 7.1-12.25)	11.6 mOS
5th line	Not reported		N/A

[1]Bookman et al., Gynecol Oncol. 2017;146(1):58-63
[2]SORAYA P3 Trial Result; SGO Annual Mtg, Mar 2023

Meaningful Clinical Benefit in Heavily Pre-treated Patients VIRO-15		
5th line (med)	15.7 mOS*	(95% CI, 12.3-23.8)
	*18.5 mOS (res)	

Durable Benefit: ~ 20% long-term survivors
(median follow-up time: 47.0 mos)
OS, proportion
1.0
0.8
0.6
0.4
0.2
0.0
0
10
20
30
40
50
60
Month
Number at risk
27
21
10
6
4
2
2

Systemic Administration

We selected recurrent lung cancers (recurrent SCLC and recurrent NSCLC) as our initial registration-path indications for intravenous delivery of Olvi-Vec-primed immunochemotherapy because of the promising preclinical and clinical data generated in patients with lung disease (primary or metastatic) in our prior clinical trials. We believe intravenous delivery of Olvi-Vec to the lung, unlike other viruses that are administered locally, is particularly compelling because of the ‘first pass effect’ (i.e., after administration the virus reaches the heart and is then first transported to the lungs). In preclinical studies, we have repeatedly observed the eradication of distal pulmonary metastases from multiple tumor types by intravenously administered Olvi-Vec. In a previous Phase 1b trial, Olvi-Vec demonstrated a dose-dependent overall survival benefit in heavily pre-treated solid tumor patients.

In addition, we selected recurrent patients because of the promising preclinical and clinical data generated in recurrent ovarian cancer patients in our Phase 2 VIRO-15 trial. Each of these trials is designed to enroll and re-challenge patients who have failed prior platinum therapy (and, in the case of the NSCLC re-challenge patients who also failed a prior immune checkpoint inhibitor).

Non-Small Cell Lung Cancer

In the fourth quarter of 2024, we initiated enrollment in the United States in our Phase 2 VIRO-25 trial in the United States, open-label, randomized, and controlled clinical trial of Olvi-Vec in patients with recurrent NSCLC (after progression on a front-line maintenance Immune Checkpoint Inhibitor-based regimen). A readout of interim results of this trial is expected in the second half of 2025. Subject to regulatory authorization from the Chinese Centre for Drug Evaluation, we anticipate Newsoara initiating our Phase 2 VIRO-25 trial. We also expect the trial to become a multi-regional clinical trial with Newsoara adding clinical trial sites and patients in China. Newsoara is generally obligated under our collaboration agreement to fund this trial.

Small Cell Lung Cancer

We co-sponsor with Newsoara an ongoing Phase 1b/2 clinical trial of Olvi-Vec in patients with recurrent SCLC in China. The following graphic summarizes the study design for the Phase 1b/2 trial.

A readout of interim results in the Phase 1b portion of this trial was disclosed in the first quarter of 2025. Data are supportive of Olvi-Vec being a platinum resensitizing agent beyond ovarian cancer and underscore the current clinical development strategy.

Preliminary evidence indicated anti-tumor effect from Olvi-Vec immunochemotherapy. Five of the seven (71%) evaluable participants for anti-tumor response achieved disease control rate as the best response, with the two other participants exhibiting a partial response according to RECIST 1.1 . The five participants with disease control experienced a reduction in all of their individual target lesions. Notably, the first participant in our current dose escalation cohort, who remains on treatment, experienced a tumor reduction of up to 79%. Additionally, the three remaining participants with disease control, including one individual with three prior lines of treatment, achieved stable disease at lower dose cohorts, with tumor size reductions ranging between 24% to 29.2%. Systematic administration of Olvi-Vec via intravenous delivery demonstrated a manageable safety and tolerability profile, consistent with previous findings in other clinical studies of the investigational immunochemotherapy. Participant enrollment into dose escalation cohorts continues to investigate safety and the recommended intravenous dose of Olvi-Vec for Phase 2 trial. We expect to provide an interim readout (updated data) in the second half of 2025.

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

V2ACT Immunotherapy is designed to combine the benefits of agents from four of the five subcategories of immunotherapies. Neoantigen-specific adoptive T cell therapy and Olvi-Vec employ different and potentially synergistic mechanisms for cancer cell killing and prolonging patient survival. In January 2024, Elias Animal Health, a companion animal cancer therapeutics company developing V2ACT immunotherapy in dogs, announced that the U.S. Department of Agriculture Center for Veterinary Biologics determined that data from the company’s ECI-OSA-04 pivotal combined safety and efficacy study demonstrated a reasonable expectation of efficacy, a critical milestone in the licensure pathway.

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

Additional Potential Indications for Olvi-Vec

We believe our preclinical and clinical data support the broad development of Olvi-Vec in patients with liquid or (metastatic) solid tumors, as a monotherapy or in combination with other therapies. We believe that the potential to induce immune responses may represent an important mechanism to control tumor growth, prevent the spread of tumors, improve the ability to surgically remove tumors and perhaps reduce the need for surgery, and reduce or delay the onset of relapse. Moroever, we have observed the potential benefits of combining Olvi-Vec with platinum compounds in preclinical studies, and in a completed Phase 1 clinical trial combining Olvi-Vec with cisplatin and radiation as front-line therapy in newly diagnosed head and neck cancer patients. Olvi-Vec was well tolerated and demonstrated favorable trends in PFS and OS.

Our current plan is to expand our clinical development program by pursuing additional indications via intravenous delivery. Other indications will be selected from the balance of more than 20 major human cancers against which Olvi-Vec has shown activity in preclinical studies, including blood (other leukemia/lymphoma), breast, colon, kidney, lung, prostate and skin (melanoma) cancers.

For example, one program expansion may be to conduct a basket trial of Olvi-Vec in patients who are either refractory and/or intolerant to standard of care and who have primary lung cancer or who have lung tumors metastatic from other primary tumors such as breast cancer, colon cancer, prostate cancer, sarcoma, bladder cancer, neuroblastoma and Wilm’s tumor. A second program expansion may include clinical trials to assess the potential therapeutic benefit of Olvi-Vec in frontline settings, such as in ovarian cancer. In a Type C meeting written response, the FDA reiterated their previous suggestion that we propose a study in the initial treatment of patients with ovarian cancer as an add-on study in combination with a platinum-containing regimen.

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

As of December 31, 2024, our patent portfolio consisted of 11 issued U.S. patents, 1 pending U.S. patent application, 9 issued foreign patents, 7 pending foreign patent applications and one PCT application, which relate generally to the composition of our current and potential future products, and their methods of use.

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

Competition in cancer therapeutics comes in many forms, where different technologies are employed against different molecular targets or biological systems. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization of cancer therapies.

We are aware of a number of companies developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

●	Oncolytic viral immunotherapies, including Amgen’s IMLYGIC (talimogene laherparepvec), the only FDA-approved oncolytic immunotherapy, which is approved for the local treatment of unresectable cutaneous, subcutaneous, and nodal lesions in patients with melanoma recurrent after initial surgery and is in development for several other indications and Daiichi Sankyo Company, Limited’s DELYTACT (teserpaturev/G47∆), which received conditional and time-limited marketing approval in Japan as a regenerative medical product for treatment of malignant glioma. Other oncolytic viral immunotherapies in development include those by companies such as AstraZeneca PLC (AstraZeneca), Boehringer Ingelheim, CG Oncology, Inc., Candel Therapeutics, Inc., Imugene Limited, Johnson & Johnson, Merck & Co., Inc. (Merck), Oncolytics Biotech Inc., Otsuka Holdings Co. Ltd., Pfizer Inc., Akamis Bio., Regeneron Pharmaceuticals, Inc., Replimune Group, Inc., SillaJen, Inc. (SillaJen), Circio Holding ASA, Theriva Biologics, Inc., Transgene SA (Transgene) and Vyriad, Inc.;

●	Approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno-oncology companies focused on IL-12, such as Ziopharm Oncology Inc.;

●	Cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as Advaxis, Inc., Agenus Inc., AstraZeneca, Bavarian Nordic A/S, BioNTech SE, Genocea Biosciences, Inc., Gritstone Oncology, Inc., Heat Biologics, Inc., ImmunityBio, Inc., IMV Inc., Moderna, Inc., SOTIO a.s., Transgene, and VBI Vaccines Inc.;

●	Cell-based therapies, including tumor infiltrating lymphocytes in development by Iovance Biotherapeutics, Inc., TVAX and Turnstone Biologics, Corp. and approved and in-development CAR T cell therapies, including those commercialized by Bristol Myers Squibb Company (BMS), Gilead Sciences Inc. and Novartis AG, T cell receptor and NK cell therapies;

●	Therapies aimed at activating innate immunity such as those targeting stimulator of interferon genes protein (and toll-like receptors including those in development by BMS, Checkmate Pharmaceuticals Inc., Chinook Therapeutics Inc., GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Merck, Mologen AG, Nektar Therapeutics, TriSalus Life Sciences, and UroGen Pharma Inc.; and

●	Traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

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

PRROC

We are also aware of other companies either marketing or focused on developing competing therapies for the treatment of ovarian cancer, including PRROC:

●	Currently marketed products for ovarian cancer include generic products cisplatin (manufactured by 7 companies), carboplatin (manufactured by 12 companies), melphalan (manufactured by 17 companies) topotecan hydrochloride (8 manufacturers) and paclitaxel (manufactured by 11 companies), along with the following brand products (and generic manufacturers): Abbvie’s ELAHERE, Sanofi-Aventis’s TAXOTERE (16 manufacturers), Celgene Corp.’s ABRAXANE (one manufacturer), Esai Inc.’s HEXALEN, Roche Holding AG’s (Roche) XELODA, Roche/Genentech, Inc.’s AVASTIN (5 manufacturers), Baxter Healthcare’s CYTOXAN and LFEX, Etoposide (6 manufacturers), Eli Lilly and Company’s GEMZAR (14 manufacturers) and ALIMTA (18 manufacturers), Pfizer Inc.’s CAMPTOSAR (16 manufacturers), Baxter International’s DOXIL (8 manufacturer), Laboratoires Pierre Fabre’s NAVELBINE (four manufacturers), GSK’s ZEJULA, AstraZeneca’s LYNPARZA, and Pharma& and Tolmar’s RUBRACA.

●	Product candidates in registration trials or later development for PRROC include:

○	Relacorilant, an anti-glucocorticoid, by Corcept Therapeutics Inc.;

○	Raludotatug deruxtecan, a CDH6 directed DXd ADC, developed by Daichii Sankyo;
○	Anlotinib, a receptor tyrosine kinase inhibitor, developed by Advenchen Laboratories; and
○	Afureserib, an ATP-competitive AKT inhibitor, developed by Laekna Therapeutics.

NSCLC

We are also aware of other companies either marketing or focused on developing competing therapies for the treatment of NSCLC, which generally fall into the following treatment groups:

●	Chemotherapies which include cisplatin (manufactured by 7 companies), carboplatin (manufactured by 12 companies), carboplatin (manufactured by 12 companies), vinorelbine tartrate (manufactured by 4 companies), and paclitaxel (manufactured by 11 companies), along with the following brand products (and generic manufacturers) Sanofi-Aventis’s Taxotere (16 manufacturers), Celgene’s ABRAXANE, Baxter International’s Doxil (8 manufacturer), Eli Lilly’s GEMZAR (14 companies) and Eli Lilly’s ALIMTA (18 manufacturers).

●	BRAF (v-Raf murine sarcoma viral oncogene homolog B) kinase inhibitors which include Roche’s ZELBORAF, GSK’s TAFINLAR and Novartis’s BRAFTOVI.

●	ALK (anaplastic lymphoma kinase) inhibitors which include Pfizer’s XALKORI, Novartis’s ZYKADIA, Roche/Genentech’s ALECENSA, Takeda Pharmaceutical Company’s ALUNBRIG and Pfizer’s LORBRENA.

●	EGFR (epidermal growth factor receptor) inhibitors which include AstraZeneca’s TAGRISSO, AstraZeneca/Teva Pharmaceutical Industries Ltd.’s IRESSA, Astellas Pharma Inc./Chugai Pharmaceutical Inc./Roche/Genentech’s TARCEVA, Boehringer Ingelheim Pharmaceutical’s GILOTRIF, Pfizer’s VIZIMPRO, Janssen’s LAZCLUZE and RYBREVANT, and Eli Lilly’s PORTRAZZA.

●	TRK (tropomyosin receptor kinase) inhibitors which include Genentech’s ROZLYTREK, Bayer AG’s VITRAKVI, Eli Lilly’s TEPMETKO and Novartis’s MEKINIST and TABRECTA.

●	RET (rearranged during transfection) kinase inhibitors which include AstraZeneca’s CAPRELSA, Eli Lilly’s RETEVMO and Rigel Pharmaceuticals’ GAVRETO.
●	HER2/ErbB2 (human epidermal growth factor receptor 2 and receptor tyrosine-protein kinase) inhibitors which includes AstraZeneca’s ENHERTU.

●	ROS1 (receptor tyrosine kinase) inhibitors which includes BMS’ AUGTYRO.

Product candidates targets in registration trials or later development for NSCLC include Checkpoint inhibitors (17 candidates); Tubulin inhibitors (2 candidates); KRAS inhibitors (4 candidates); EGFR inhibitors (3 candidates); DNA topoisomerase inhibitors (4 candidates); VEGF inhibitors (2 candidates); EGFR-ErbB2 inhibitors (2 candidates); AXL inhibitors (1 candidate); BRAF inhibitors (1 candidate); ALK+ROS1+MET inhibitors (1 candidate); ATR inhibitors (1 candidate); PARP inhibitors (1 candidate); GARP inhibitors (1 candidate); MET inhibitors (1 candidate); and HER2/ErbB2 inhibitors (2 candidates).

SCLC

We are also aware of other companies either marketing or focused on developing competing therapies for the treatment of SCLC:

Currently marketed products for SCLC include topotecan hydrochloride (manufactured by 8 companies), Amgen’s IMDELLTRA, Jazz Pharmaceuticals’ ZEPZELCA, Roche/Genentech, Inc.’s Tecentriq, AstraZeneca’s IMFINZI, Merck’s KEYTRUDA and Bristol Myers Squibb’s OPDIVO + YERVOY.

Product candidates in registration trials or later development for SCLC include:

●	Nibrozetone, a dinitroazetidine radiosensitizer by EpicentRx;

●	Tremelimumab, a monoclonal antibody CTLA-4, by AstraZeneca;

●	Ifinatamab deruxtecan, a B7-H3 directed ADC by Daiichi Sankyo and Merck;

●	Tifcemalimab, a monoclonal antibody targeting B- and T-lymphocyte attenuator (BTLA), by Junshi Biosciences;

●	Serplulimab , a monoclonal antibody targeting PD-1 by Shanghai Henlius Biotech;

Generic Competition

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

Olvi-Vec and our other product candidates are all biological product candidates. We anticipate being awarded data exclusivity for each of our biological product candidates that is subject to its own BLA for 12 years in the United States, up to 11 years in Europe and significant durations in other markets.

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

Expedited Development and Review Programs

The FDA offers a number of programs intended to expedite the development or review of a marketing application for a product candidate. For example, the Fast Track designation program is intended to expedite or facilitate the process for developing and reviewing product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during development and, once a BLA is submitted, the application may be eligible for priority review. A BLA for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the development and review processes, such as priority review and accelerated approval. The FDA may designate an application for priority review if it is for a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness over existing therapy. The FDA determines at the time that the marketing application is submitted, on a case- by-case basis, whether the proposed drug or biologic represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on an original marketing application from ten months to six months from the date of filing.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefits, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of continued approval, the FDA will generally require the sponsor of a drug receiving accelerated approval to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefits, and may require that such confirmatory trials be underway prior to granting accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track designation, Breakthrough Therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, in August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program.

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

The heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics, also has resulted in executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA directs the Secretary of HHS to establish a Drug Price Negotiation Program (the Program) to lower prices for certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare Parts B and D, based on criteria established under the IRA. Under the Program, the Secretary of HHS will publish a list of “selected drugs,” and will then negotiate maximum fair prices (MFP) with their manufacturers. Beginning in 2026, the first year of the Program, the number will be limited to 10 Part D drugs and biologics. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Part D and Part B. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95% and the potential of civil monetary penalties. Further, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, as well as the trend toward managed healthcare and increasing influence of managed care organizations, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of current and future cost containment measures or other healthcare reforms may adversely affect our operations and prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Data Privacy and Security

In the ordinary course of our business, we collect, receive, process, generate, use, transfer, make accessible, protect, secure, dispose of, transmit and store (collectively, process) confidential and sensitive information, including personal information, intellectual property, trade secrets, and proprietary information owned or controlled by ourselves or other third parties. Accordingly, we are subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security. These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR), the ePrivacy Directive, and wiretapping laws. Further, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes specific requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security, and transmission of individually identifiable health information. In addition, numerous US states have enacted comprehensive data privacy laws, and similar laws are being considered at the federal, state, and local levels.

The EU GDPR, UK GDPR, and CCPA are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any noncompliance. European data privacy and security laws (including the EU GDPR and UK GDPR) impose significant and complex compliance obligations on companies that are subject to those laws, notably with respect to the processing of health-related data from European Economic Area (EEA) or United Kingdom-based individuals. Additionally, the CCPA applies to personal information of consumers, business representative, and employees who are California residents, imposes specific requirements on covered businesses, provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Furthermore, U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.

Compliance with these and any other applicable data privacy and security obligations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance.

See the section titled “Risk Factors – Risk Related to Government Regulation – We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class-action claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

Moreover, cyber-attacks, malicious internet-based activity and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. For more information regarding risks relating to data security, see “Risk Factors – Risks Related to Our Business and Operations – If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

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

As of December 31, 2024, we had 24 full-time and part-time employees, including 15 employees engaged in research and development and manufacturing and 9 engaged in management and administrative functions. Our human capital strategy is designed to enable successful execution of our business objectives, while fostering a collaborative and innovative culture, that embraces diversity and inclusion. We monitor our success with insights across human capital metrics such as employee engagement, vacancy rates, time to hire, promotion rates, performance ratings, succession depth, retention, EEO compliance, pay equity, and diversity representation. The principal purposes of our compensation policies and equity incentive plans are to attract, retain and motivate employees and directors by paying for performance through the granting of stock-based compensation awards and cash-based performance bonus awards. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we consider our relations with our employees to be good.

CORPORATE INFORMATION

We incorporated in Delaware in September 2001. Our principal executive offices are located at 2625 Townsgate Road, Suite 230, Westlake Village, California 91361, and our telephone number is (805) 267-9889. We completed our initial public offering in January 2023, and our common stock is listed on the Nasdaq Capital Market under the symbol “GNLX.”

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering (i.e. December 31, 2028), (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We maintain a website at www.genelux.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website is not a part of, nor incorporated by reference into, this Annual Report or our other filings with the SEC, and should not be relied upon.

Item 1A. Risk Factors

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

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net losses were $29.9 million and $28.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $251.4 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing Olvi-Vec and our other product candidates and programs, and of conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining marketing approvals for Olvi-Vec and future product candidates we develop if clinical trials are successful;

●	the success of any future collaborations;

●	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

●	the cost and timing of establishing, equipping, and operating our current and planned manufacturing activities;

●	the cost of manufacturing Olvi-Vec and future product candidates for clinical trials in preparation for marketing approval and commercialization;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the cost, timing and outcome of seeking U.S. Food and Drug Administration (FDA) and any other regulatory approvals for any future product candidates;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	our ability to establish and maintain healthcare coverage and adequate reimbursement for our future products, if any;

●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

●	the emergence of competing cancer therapies and other adverse market developments;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;

●	the costs associated with being a public company;

●	our need and ability to retain key management and hire scientific, technical, medical and business personnel;

●	the costs associated with expanding our facilities or building out our laboratory space; and

●	the impact of geopolitical and macroeconomic events, including future bank failures, tariffs, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the conflicts in the Middle East and global pandemics on U.S. and global economic conditions.

Two investors from the Private Placements were contractually obligated to fund $30.0 million on or before November 15, 2023, of which we have received $6.0 million to date. The investors who were obligated to fund the remaining committed investment amounts totaling $24.0 million have not made such payments. We are currently evaluating our potential remedies with respect to these investors’ non-compliance with their contractual obligations to us.

Besides the Private Placements and the obligations by Newsoara BioPharma Co. Ltd. (Newsoara) to provide clinical trial funding under our license agreement with Newsoara (the “Newsoara License Agreement”), we do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance may not enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete development of Olvi-Vec or any other product candidate. Additionally, although we have commitments from investors to fund the remaining aggregate investment amounts in connection with our Private Placements, we may not receive some or all of the committed proceeds, due to ongoing liquidity constraints or other factors. The failure to receive all or some of the committed proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

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

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2024 and 2023 included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we may be forced to delay our development efforts, limit our activities and reduce research and development costs. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into licensing and collaboration arrangements or other contractual relationships with third parties and otherwise execute our development strategy.

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

All of our product candidates are in research, preclinical or clinical development. We have not completed the development of any product candidates, we currently generate no revenue, and we may never be able to develop a marketable product. Enrollment of our Phase 2 clinical trial, an open-label, single-arm study, of our lead product candidate, Olvi-Vec, in patients with PRROC, was completed in September 2019, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. We continue to enroll patients in this Phase 3 trial with topline results anticipated in the first half of 2026.

Newsoara is generally obligated under the Newsoara License Agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic vaccinia virus (VACV) for patients with recurrent non-small cell lung cancer (NSCLC), which U.S.-based trial (the “VIRO-25 trial”) is now ongoing with the first patient dosed in October 2024. In November 2023, we agreed with Newsoara that we would directly engage a contract research organization (CRO) on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Under the agreed upon terms, Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in late 2025. We expect to report interim results from the NSCLC trial in the second half of 2025. Subject to regulatory authorization in China, the Company expects Newsoara eventually to add sites in China and for the parties to conduct this study as a multi-regional clinical trial.

We and Newsoara co-sponsor a Phase 1/2 clinical trial of Olvi-Vec in patients with recurrent SCLC in China, which Newsoara is conducting, and initiated the Phase 1 portion in the first half of 2023. A readout of interim results in the Phase 1b portion of this trial was disclosed in the first quarter of 2025. Data are supportive of Olvi-Vec being a platinum resensitizing agent beyond ovarian cancer and underscore the current clinical development strategy. In addition to expecting, As discussed above, we anticipate Newsoara joining our ongoing Phase 2 NSCLC trial and initiating a trial in recurrent ovarian cancer in China.

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

We have invested a significant portion of our efforts and financial resources in our oncolytic VACV platform and, in particular, in the development of our lead product candidate, Olvi-Vec. We have completed enrollment for only one Phase 2 clinical trial, an open-label single-arm study, of Olvi-Vec in patients with PRROC in September 2019. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022 and continues to enroll patients. Our co-sponsored Phase 1/2 clinical trial in SCLC continues to enroll patients in China. Our ongoing Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC is expected to report interim results in the second half of 2025. Olvi-Vec, as well as our other product candidates, are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. We will need to successfully complete such trials before submitting a marketing application to the FDA.

We have submitted an IND application with respect to only one product candidate, Olvi-Vec. V2ACT LLC, a joint venture between TVAX Biomedical, Inc. (TVAX) and us, has also filed its own IND for V2ACT Immunotherapy, a combination of Olvi-Vec and vaccine-enhanced adoptive cell therapy for the treatment of newly diagnosed, surgically-resectable pancreatic cancer patients. For V2ACT Immunotherapy, no clinical trial is yet scheduled to be initiated. We have not previously submitted a biologics license application (BLA) to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

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

Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022 and continues to enroll patients. The FDA may issue further comments to our Phase 3 clinical trial protocol and may conclude Olvi-Vec produced in mammalian cells is not comparable to material produced in chick embryo fibroblast (CEF) cells, and/or place our IND on clinical hold. Placing our IND on clinical hold may cause delays in the initiation of our Phase 3 registration clinical trial. Any delay in obtaining or failure to obtain authorization from the FDA to conduct our Phase 3 clinical trial could materially adversely affect our ability to generate revenue from Olvi-Vec, which may materially harm our business, financial condition, results of operations, stock price and prospects.

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

We are currently conducting our Phase 2 clinical trial for Olvi-Vec in recurrent NSCLC in the United States and plan to conduct this trial in China as part of a multi-regional clinical trial with our collaboration partner, Newsoara, pending approval to proceed. We may conduct additional clinical trials in China. However, the FDA and other comparable foreign regulatory authorities may not accept data from such trial, in which case our development plans will be delayed, which could materially harm our business.

Newsoara is generally obligated under the Newsoara License Agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States, which VIRO-25 trial is now ongoing with the first patient dosed in October 2024. In November 2023, we agreed with Newsoara that we would directly engage a CRO on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in late 2025.

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

The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with International Conference on Harmonization (ICH), and Good Clinical Practice (GCP) requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Engaging in the impermissible promotion of our products, in the United States, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act (the “FCA”) lawsuits against manufacturers of drugs and biological products have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off-label uses. In addition, FCA lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

The FDA’s policies or those of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, limit the marketability of our product candidates, or impose additional regulatory obligations on us. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. In addition, changes in medical practice and standard of care may also impact the marketability of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

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

For example, Newsoara is generally obligated under the Newsoara License Agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States, which VIRO-25 trial is now ongoing with the first patient dosed in October 2024. Newsoara has also agreed to reimburse us for the costs and expenses of a CRO to conduct certain startup activities for the NSCLC trial in the United States only, but is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in late 2025. If Newsoara is unable or unwilling to provide this funding and/or reimbursement in a timely manner or at all, we would need to obtain the funding on our own and/or scale back or discontinue these clinical development activities.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. More recently, such agencies, including the FDA, have conducted layoffs and may, from time to time, conduct additional layoffs. If a prolonged government shutdown or significant layoffs occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We are aware of a number of companies developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

●	Oncolytic viral immunotherapies, including Amgen’s IMLYGIC (talimogene laherparepvec), the only FDA-approved oncolytic immunotherapy, which is approved for the local treatment of unresectable cutaneous, subcutaneous, and nodal lesions in patients with melanoma recurrent after initial surgery and is in development for several other indications and Daiichi Sankyo Company, Limited’s DELYTACT (teserpaturev/G47∆), which received conditional and time-limited marketing approval in Japan as a regenerative medical product for treatment of malignant glioma. Other oncolytic viral immunotherapies in development include those by companies such as Akamis Bio, AstraZeneca PLC (AstraZeneca), Boehringer Ingelheim, Circio Holding ASA, CG Oncology, Inc., Candel Therapeutics, Inc., Imugene Limited, Johnson & Johnson, Merck & Co., Inc. (Merck), Oncolytics Biotech Inc., Otsuka Holdings Co. Ltd., Pfizer Inc., , Regeneron Pharmaceuticals, Inc., Replimune Group, Inc., SillaJen, Inc. (SillaJen), Theriva Biologics, Inc., Transgene SA (Transgene) and Vyriad, Inc.;

●	Approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno-oncology companies focused on IL-12, such as Ziopharm Oncology Inc.;

●	Cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as Advaxis, Inc., Agenus Inc., AstraZeneca, Bavarian Nordic A/S, BioNTech SE, Genocea Biosciences, Inc., Gritstone Oncology, Inc., Heat Biologics, Inc., ImmunityBio, Inc., IMV Inc., Moderna, Inc., SOTIO a.s., Transgene, and VBI Vaccines Inc.;

●	Cell-based therapies, including tumor infiltrating lymphocytes in development by Iovance Biotherapeutics, Inc., TVAX and Turnstone Biologics, Corp. and approved and in-development CAR T cell therapies, including those commercialized by BMS, Gilead Sciences Inc. and Novartis AG, T cell receptor and NK cell therapies;

●	Therapies aimed at activating innate immunity such as those targeting stimulator of interferon genes protein (and toll-like receptors including those in development by Bristol-Myers Squibb Company, Checkmate Pharmaceuticals Inc., Chinook Therapeutics Inc., GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Merck, Mologen AG, Nektar Therapeutics, TriSalus Life Sciences, and UroGen Pharma Inc.; and

●	Traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

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

We are also aware of other companies either marketing or focused on developing competing therapies for the treatment of ovarian cancer, including PRROC:

Currently marketed products for ovarian cancer include generic products cisplatin (manufactured by 18 companies), carboplatin (manufactured by 22 companies) topotecan hydrochloride (8 manufacturers and paclitaxel (manufactured by 19 companies), along with the following brand products (and generic manufacturers): Abbvie’s Elahere, Sanofi-Aventis’s Taxotere (17 manufacturers), Celgene Corp.’s Abraxane (one manufacturer), Esai Inc.’s Hexalen, Roche Holding AG’s (Roche) Xeloda, Roche/Genentech, Inc.’s Avastin (four manufacturers), Baxter Healthcare’s Cytoxan and lfex, Etoposide (10 manufacturers), Eli Lilly and Company’s Gemzar (15 manufacturers) and Alimta (14 manufacturers), Pfizer Inc.’s CamPtosar (19 manufacturers), Janssen Pharmaceutical’s Doxil (one manufacturer), Aspen Pharmacare’s Alkeran, Laboratoires Pierre Fabre’s Navelbine (four manufacturers), GSK’s Zejula, AstraZeneca’s Lynparza, and pharmaand GMBH’s Rubraca.

Product candidates in registration trials or later development for PRROC include:

●	Relacorilant, an anti-glucocorticoid, by Corcept Therapeutics Inc.;
Luveltamab tazevibulin, an anti-folate receptor alpha (FolRα) antibody drug conjugate (ADC), by Sutro Biopharma;
●

●	Navicixizumab, an anti-DLL4/VEGF bispecific antibody, by OncXerna Therapeutics, Inc. in partnership with Mereo Biopharma Group PLC;

●	Raludotatug deruxtecan, a CDH6 directed DXd ADC, developed by Daichii Sankyo;

●	Anlotinib, a receptor tyrosine kinase inhibitor, developed by Advenchen Laboratories; and

●	Afureserib, an ATP-competitive AKT inhibitor, developed by Laekna Therapeutics.

We are also aware of other companies either marketing or focused on developing competing therapies for the treatment of SCLC:

Currently marketed products for SCLC include topotecan hydrochloride (manufactured by 8 companies), Amgen’s IMDELLTRA, Jazz Pharmaceuticals’ ZEPZELCA, Roche/Genentech, Inc.’s Tecentriq, AstraZeneca’s IMFINZI, Merck’s KEYTRUDA and Bristol Myers Squibb’s OPDIVO + YERVOY.

Product candidates in registration trials or later development for SCLC include:

●	Nibrozetone, a dinitroazetidine radiosensitizer by EpicentRx;

●	Tremelimumab, a monoclonal antibody CTLA-4, by AstraZeneca;

●	Ifinatamab deruxtecan, a B7-H3 directed ADC by Daiichi Sankyo and Merck;

●	Tifcemalimab, a monoclonal antibody targeting B- and T-lymphocyte attenuator (BTLA), by Junshi Biosciences;

●	Serplulimab , a monoclonal antibody targeting PD-1 by Shanghai Henlius Biotech;

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

For the core technology in our CHOICE platform and Olvi-Vec and our other product candidates, patents have issued and applications are pending at each of the U.S. provisional, Patent Cooperation Treaty, and national stages with, at a minimum, filings submitted to the United States, European Patent Conventions and Japan. As of December 31, 2024, our patent portfolio consisted of 11 issued U.S. patents, 1 pending U.S. patent application, 9 issued foreign patents, and 7 pending foreign patent applications, which relate generally to the composition of our current and potential future products, and their methods of use. V2ACT LLC has exclusive rights to V2ACT Immunotherapy under one issued U.S. patent, one pending U.S. patent application and two pending non-U.S. patent applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or Olvi-Vec, V2ACT Immunotherapy or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (USPTO). Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Olvi-Vec and our other product candidates are all biological product candidates. We anticipate being awarded data exclusivity for each of our biological product candidates that is subject to its own BLA for 12 years in the United States, 10 years in Europe and significant durations in other markets. However, the term of the patents that cover such product candidates may not extend beyond the applicable market exclusivity awarded by a particular country. For example, in the United States, if all of the patents that cover our particular biological product expire before the 12-year market exclusivity expires, a third party could submit a marketing application for a biosimilar product four years after approval of our biological product, the FDA could immediately review the application and approve the biosimilar product for marketing 12 years after approval of our biological product, and the biosimilar sponsor could then immediately begin marketing. Alternatively, a third party could submit a full BLA for a similar or identical product any time after approval of our biological product, and the FDA could immediately review and approve the similar or identical product for marketing and the third party could begin marketing the similar or identical product upon expiry of all of the patents that cover our particular biological product.

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

There have been executive, judicial and congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the ACA and our business.

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

At the federal level, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In addition, the IRA directs the Secretary of HHS to establish a Drug Price Negotiation Program (the Program) to lower prices for certain high-expenditure, single-source prescription biologics that have been on the market for at least 11 years covered under Medicare Parts B and D, based on criteria established under the IRA. Under the Program, the Secretary of HHS will publish a list of “selected drugs,” and will then negotiate maximum fair prices (MFP) with their manufacturers. Beginning in 2026, the first year of the Program, the number will be limited to 10 Part D drugs and biologics. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Part D and Part B. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95% and the potential of civil monetary penalties. Further, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first 10 drugs that were subject to price negotiations, although the Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that practice will continue under the new framework.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class-action claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of our business, we collect, receive, process, generate, use, transfer, make accessible, protect, secure, dispose of, transmit and store (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, intellectual property, trade secrets, data we collect about trial participants in connection with clinical trials and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services.

Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to the personal data of consumers, business representatives and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. We may also be subject to new U.S. state laws governing the privacy of consumer health data. For example, we are subject to Washington’s My Health My Data Act (MHMD) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU GDPR and the UK GDPR (collectively, “GDPR”), and the Swiss Federal Act on Data Protection impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are and may become in the future, subject to such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR, and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts require us to host personal data locally.

Our employees and personnel may use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

We may publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

As of December 31, 2024, we had 24 full-time and part-time employees, including 15 employees engaged in research and development and manufacturing. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, disruption of clinical trials, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. Our current security measures may be insufficient to prevent or deter such incidents or interruptions. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class-action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

We have generated significant NOL carryforwards and research and development tax credits (R&D credits) as a result of our incurrence of losses and our conduct of research activities since inception. As of December 31, 2024, we had federal and state NOL carryforwards of approximately $165.0 million and $160.0 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Our U.S. federal NOL carryforwards generated in taxable years beginning before January 1, 2018 can be carried forward to each of the 20 taxable years following the year of the loss. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, totaling $66.5 million, may be carried forward indefinitely, but the utilization of such U.S. federal NOLs is limited. As of December 31, 2024, we also had federal and state R&D credit carryforwards of $4.0 million and $3.1 million, respectively. Our U.S. federal R&D credit carryforwards can be carried forward 20 taxable years. If not utilized in that period, these R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, the California state R&D credits carry forward indefinitely until utilized.

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

We expect our operating results to be subject to quarterly fluctuations, which makes it difficult for us to predict our future operating results. Our net loss and other operating results will be affected by numerous factors, including:

●	the timing and cost of, and level of investment in, research and development and commercialization activities relating to our current and any future product candidates, which will change from time to time;

●	the total expenses we incur in connection with establishing, equipping, and operating our current and any future manufacturing facility(ies);

●	the cost of manufacturing our current and any future product candidates, which may vary depending on the FDA’s and comparable foreign regulatory authorities’ guidelines and requirements, the quantity of production and the terms of any agreements with suppliers;

●	results of preclinical studies and current and future clinical trials, or the addition or termination of future clinical trials or funding support by us, or future collaborators or licensing partners;

●	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	additions and departures of key personnel;

●	strategic decisions by us, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;

●	regulatory developments affecting our product candidates;

●	changes in accounting pronouncements or changes in our accounting policies;
●	ineffectiveness of our internal controls;
●	changes in the variables used as a basis for valuing these stock-based awards, resulting in changes in the magnitude of the expense that we must recognize;
●	general geopolitical and macroeconomic conditions, including as a result of bank failures, tariffs, global pandemics, the Russia/Ukraine conflict or the Israel-Hamas war; and
●	potential unforeseen business disruptions that increase our costs or expenses.

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

The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile, and we note recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility seemingly unrelated to company performance following a number of recent initial public offerings, particularly among companies with relatively smaller public floats. For example, the daily closing market price for our common stock has varied significantly since the commencement of trading of our common stock on Nasdaq on January 26, 2023, ranging between a high price of $40.98 on June 22, 2023, and a low price of $1.60 on August 5, 2024. Since the closing of our IPO, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a large proportion of our common stock has been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in, our clinical trials for Olvi-Vec, our preclinical studies and any other future clinical development programs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	commencement or termination of collaboration, licensing or similar arrangements for our development programs;

●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	failure or discontinuation of any of our development programs;

●	our ability to commercialize Olvi-Vec and our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	our partners’ and collaborators’ ability to successfully commercialize their licensed product candidates;

●	developments or setbacks related to drugs that are co-administered with any of our product candidates, such as cellular and targeted therapies;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to the development of Olvi-Vec and any other product candidate we may develop;

●	changes in the competitive landscape in our industry, including results of clinical trials of existing and potential future products that compete with Olvi-Vec and our other product candidates;

●	our ability to adequately support future growth;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	future accounting pronouncements or changes in our accounting policies;

●	announcements or expectations of additional financing efforts by us;

●	sales of our common stock by us, our insiders or other stockholders;

●	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including bank failures, tariffs, global pandemics, the Russia/Ukraine conflict or the conflicts in the Middle East; and

●	investors’ general perception of us and our business.

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

In May 2024, we completed an underwritten follow-on public offering of 7,500,000 shares of our common stock and accompanying warrants to purchase 7,500,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a combined offering price of $4.00 per share. The total net proceeds from the offering were approximately $27.7 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

In February 2024, we entered into a Sales Agreement with Guggenheim Securities, LLC (Guggenheim) implementing an “at-the-market” offering program (the ATM). In the ATM, we may offer and sell, from time to time and at our option, up to an aggregate of $100.0 million of shares of our common stock through Guggenheim, acting as sales agent. Guggenheim is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM. During the year ended December 31, 2024, we sold an aggregate of 5,460 shares of common stock under the ATM.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial data (Information Systems and Data).

The Company engages two external cybersecurity and information technology consultants to work with the Company, including the general counsel, to help identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s information security risk register. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including, for example: manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, and conducting third-party threat assessments.

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

We also use third-party service providers to perform a variety of other functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, and distributors. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes a review of certain vendors’ written security program, a risk assessment for certain vendors, and imposition of information security contractual obligations on certain vendors.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by our Cybersecurity Risk Management Team, (which includes our General Counsel) an external cybersecurity consultant with over 15 years of experience providing cybersecurity services and training (who is also a member of the Company’s Cybersecurity Risk Management Team) and an external information technology consultant.

Our Chief Executive Officer (CEO) is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Company’s Cybersecurity Risk Management Team is responsible for developing budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Financial Officer (CFO) and CEO. Our CFO and CEO work with the Company’s Incident Response Team to help the Company triage, contain, mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes include reporting to the Audit Committee for certain cybersecurity incidents.

The Board of Directors and Audit Committee receive regular reports from the Company’s Cybersecurity Risk Management Team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Board of Directors and Audit Committee also receive various reports, summaries and presentations related to cybersecurity threats, risk and mitigation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, is traded on The Nasdaq Capital Market under the symbol “GNLX.” Trading of our common stock commenced on January 26, 2023, following the completion of our initial public offering (IPO). Prior to that time, there was no established public trading market for our common stock.

Holders of Record

As of March 13, 2025, there were approximately 1,026 stockholders of record of our common stock. Certain shares are held in street name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K (the Annual Report) for information about our equity compensation plans, which is incorporated by reference herein.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations and intentions. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward- Looking Statements.”

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

Since inception, we have incurred significant operating losses. Our net losses were $29.9 million and $28.3 million, respectively, for the years ended December 31, 2024 and 2023. As of December 31, 2024, we had an accumulated deficit of $251.4 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as and when needed, could have a material adverse effect on our business, results of operations and financial condition.

During the year ended December 31, 2023, we closed our IPO and two private placements (the Private Placements) and received $37.8 million of net proceeds from these offerings. During the year ended December 31, 2024, we closed a second public offering and received $27.7 million of net proceeds from that offering. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we have shareholders’ equity of $27.9 million at December 31, 2024. We expect our cash, cash equivalents and short-term investments, totaling $30.9 million at December 31, 2024, to last until the first quarter of 2026.

Recent Developments

Underwritten Public Offering

On March 26, 2025, we completed an underwritten offering of 3,000,000 shares of our common stock at an offering price of $3.50 per share. The gross proceeds received from the offering were $10.5 million before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

US-Based Phase 2 Trial in NSCLC

In October 2024, we announced that the first patient had been dosed in a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent non-small cell lung cancer (NSCLC) in the United States. In accordance with our license agreement with our partner in China, Newsoara BioPharma Co. Ltd. (Newsoara), Newsoara is generally obligated to fund the Phase 2 clinical trial in its entirety. In November 2023, we agreed with Newsoara that Genelux would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the U.S. only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2025. During the quarter ended September 30, 2024, the Company entered into a Clinical Trial Services Agreement with Hong Kong Tigermed Consulting Co., Ltd., to provide regulatory and development support services for the NSCLC trial in the United States.

Components of Results of Operations

Net Sales

During the year ended December 30, 2023, under our license agreement with Newsoara, we invoiced and collected $0.2 million relating to supplying product for Newsoara to use in its clinical trials. During the year ended December 31, 2024, we recognized revenue of $0.01 million relating to the Company’s license agreement with ELIAS Animal Health, LLC.

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

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside service providers, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Revenues	$8	$170

Operating Expenses:
Research and development	18,998	12,767
General and administrative	12,706	11,568
Total operating expenses	31,704	24,335
Loss from operations	(31,696)	(24,165)
Other income (expenses):
Interest income	1,457	244
Gain on extinguishment of accounts payable	370	—
Interest expense	—	(173)
Debt discount amortization	—	(649)
Financing costs	—	(3,152)
Debt extinguishment costs	—	(402)
Total other income (expenses), net	1,827	(4,132)

Net loss	$(29,869)	$(28,297)

Research and Development Expenses

The table below summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
Research and Development Expenses:	2024	2023
Employee compensation and related expenses	$3,766	$2,538
Stock compensation, including the cost of stock options and restricted stock grants	3,090	1,876
Manufacturing and laboratory materials and other expenses	556	1,502
Outsourced manufacturing services	1,602	1,145
Clinical and regulatory expenses	8,204	3,698
Facility-related expenses, including depreciation	1,320	1,356
Consulting expenses and contract labor	414	595
Other expenses	46	57
Total research and development expenses	$18,998	$12,767

Research and development expenses were $19.0 million and $12.8 million for the years ended December 31, 2024 and 2023, respectively, an increase of approximately $6.2 million. Significant variations between periods are primarily a result of a $1.2 million increase in employee compensation in 2024, primarily related to new employee hires in 2024; a $1.2 million increase in stock-related compensation in 2024, relating to the increased cost of stock options and restricted stock units in 2024, and a $4.5 million increase in clinical and regulatory expenses relating to increased clinical trial costs associated with our Phase 3 On Prime Registration trial in 2024 and Phase 2 clinical trial for non-small cell lung cancer, which Newsoara is obligated to fully reimburse per the terms of our agreement; and partially offset by a $0.9 million decrease in manufacturing and laboratory materials in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
General and Administrative Expenses:	2024	2023
Employee compensation and related expenses	$2,705	$2,502
Stock compensation, including the cost of stock options and restricted stock grants	5,024	4,270
Professional services	2,278	2,781
Facility-related expenses	457	371
Insurance expenses	966	1,078
Consulting and contract labor expenses	831	418
Other expenses	445	148
Total general and administrative expenses	$12,706	$11,568

General and administrative expenses were $12.7 million and $11.6 million for the years ended December 31, 2024 and 2023, respectively, an increase of approximately $1.1 million. Significant variations between periods are primarily a result of a $0.2 million increase in employee compensation in 2024, a $0.8 million increase in stock compensation expense in 2024, due to the increase in the cost of stock options and restricted stock units in 2024, a $0.4 million increase in consulting and contract labor expenses in 2024, primarily resulting from increased accounting and finance costs in 2024, partially offset by a $0.5 million decrease in professional services, primarily resulting from the decrease in legal expenses in 2024.

Other Income (Expenses), net

Other income (expenses), net, were $1.8 million and $(4.1) million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, other income consisted of interest income of $1.4 million from the investment into money market funds and short and long-term investments, while during the same period in 2023, other income consisted of interest income of $0.2 million. In 2024, other income also includes a gain on the extinguishment of accounts payable of $0.4 million. Other expenses during the year ended December 31, 2023, consisted of $0.2 million of interest expense, $0.6 of debt discount amortization, $0.4 of debt extinguishment costs, and $3.2 million of financing costs. There were no other expenses during the year ended December 31, 2024.

Liquidity and Capital Resources

We have experienced recurring losses from operations since inception and incurred a net loss of $29.9 million and used cash in operations of $21.2 million during the year ended December 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our strategies. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of December 31, 2024, we had cash and short-term investments of $30.9 million, however we do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance may not enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate. Additionally, although we have commitments from investors to fund the remaining aggregate investment amounts in connection with our Private Placements, we may not receive some or all of the committed proceeds, due to ongoing liquidity constraints or other factors. The failure to receive all or some of the committed proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

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

Cash Flows

The table below summarizes our cash flow activities for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
Net cash provided by (used in):	2024	2023
Operating activities	$(21,228)	$(20,275)
Investing activities	(8,131)	(14,724)
Financing activities	28,506	44,020
Net increase (decrease) in cash	$(853)	$9,021

Operating Activities

During the year ended December 31, 2024, we used cash from operating activities of $21.2 million, compared to $20.3 million used during the year ended December 31, 2023. During the year ended December 31, 2024, we incurred a net loss of $29.9 million and had non-cash expenses of $7.9 million, compared to a net loss of $28.3 million and non-cash expenses of $11.3 million during the year ended December 31, 2023. The primary non-cash expense during both periods was stock-related compensation totaling $8.1 million and $6.1 million during the years ended December 31, 2024 and 2023, respectively, a gain on the extinguishment of accounts payable of $0.4 million in 2024; and the fair value of warrants issued in connection with the conversion of convertible notes of $3.2 million in 2023. The net change in operating assets and liabilities during the year ended December 31, 2024, used cash of $0.8 million, compared to $3.3 million used during the year ended December 31, 2023. The primary source of cash relating to operating assets and liabilities during the year ended December 31, 2024 was the increase in accounts payable and accrued expenses of $2.2 million; and the primary uses of cash were the decrease in accrued payroll and payroll taxes of $1.1 million, and the increase in prepaid expenses and other assets of $0.5 million. The primary use of cash during the year ended December 31, 2023 was the decrease in accounts payable and accrued expenses of $2.4 million.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2024 was $8.1 million, consisting of the net purchases of short and long-term investments of $7.7 million, and the purchase of property and equipment of $0.4 million. Net cash used in investing activities for the year ended December 31, 2023 was $14.7 million, consisting of purchases of short-term investments of $13.7 million, and the purchase of property and equipment of $1.0 million.

Financing Activities

During the year ended December 31, 2024, we provided cash from financing activities of $28.5 million, compared to $44.0 million provided during the year ended December 31, 2023. For the year ended December 31, 2024, cash provided by financing activities consisted of proceeds from the sale of common stock of $27.7 million, proceeds from the exercise of stock warrants of $0.7 million, and proceeds from our company’s equity awards programs of $0.1 million.

For the year ended December 31, 2023, cash provided by financing activities consisted of proceeds from the issuance of notes payable totaling $0.9 million, proceeds from the sale of common stock related to our IPO and private placements totaling $39.6 million, the exercise of stock options of $1.5 million and the exercise of stock warrants of $3.0 million.

Net cash used in financing activities during the year ended December 31, 2023 related to the repayment of notes payable totaling $0.7 million and the payment of deferred offering costs of $0.3 million.

Equity Financings

Common Stock Issued for Cash Upon Closing of the Company’s Third Public Offering

On March 26, 2025, the Company completed an underwritten offering of 3,000,000 shares of its common stock at an offering price of $3.50 per share. The gross proceeds received from the offering were $10.5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Certain investors who were obligated under the Purchase Agreements to fund the remaining committed investment amounts totaling $24.0 million have not made such payments. We are currently evaluating our potential remedies with respect to these investors’ non-compliance with their contractual obligations to the Company.

At-the-Market Offering

In February 2024, we entered into a Sales Agreement with Guggenheim Securities, LLC (Guggenheim) implementing an “at-the-market” offering program (the ATM). In the ATM, we may offer and sell, from time to time and at our option, up to an aggregate of $100.0 million of shares of our common stock through Guggenheim, acting as sales agent. Guggenheim is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM. During the year ended December 31, 2024, we sold an aggregate of 5,460 shares of common stock under the ATM for net proceeds of approximately $15.2 thousand after deducting compensation of approximately $470 payable to Guggenheim.

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

We believe that our existing cash, cash equivalents and short-term investments may not enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

●	the costs of conducting preclinical studies and clinical trials;

●	the costs of manufacturing;

●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;

●	the costs, timing, and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

●	our headcount growth and associated costs as we expand our business operations and research and development activities;

●	the costs of operating as a public company; and

●	the impact of geopolitical and macroeconomic events, including future bank failures, tariffs, increased geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on U.S. and global economic conditions that may affect our ability to access capital on acceptable terms, if at all.

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

If we raise funds through potential collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. Our ability to raise additional funds also may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic events such as actual or anticipated changes in interest rates and economic inflation, current and future bank failures, tariffs, global pandemics, geopolitical tensions between the United States and China and the impact of the Russia/Ukraine conflict and the conflicts in the Middle East. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2024 and 2023, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024 and 2023.

Item 8. Financial Statements and Supplementary Data

See the financial statements filed as part of this Annual Report as listed under Part IV, Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

None.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2024.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2024, no director or officer adopted, terminated, or modified any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K of the Exchange Act).

Item 9C. Disclosure Regarding Jurisdictions That Prevent Inspections

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the 2025 Proxy Statement) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Conduct, which applies to our directors and employees (including our principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions), is posted in the “Corporate Governance” section of our website, www.genelux.com. A copy of the Code of Conduct, can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct, that are required to be disclosed pursuant to the rules of the SEC and Nasdaq. The information contained on our website is not considered part of, or incorporated by reference into, this Annual Report on Form 10-K or any other filing that we make with the SEC.

The remaining information required under this Item will be set forth in sections headed “Election of Directors,” and “Executive Officers” contained in our in our 2025 Proxy Statement, and all of which is incorporated herein by reference.

Item 11. Executive Compensation.

The information required under this Item will be set forth in the section headed “Executive and Director Compensation” contained in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” contained in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the sections headed “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance” contained in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in the section headed “Ratification of Selection of Independent Registered Public Accounting Firm” contained in our 2025 Proxy Statement and is incorporated herein by reference.

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

4.11	Form of Indenture (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.12

Form of Common Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.13

Form of Preferred Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.14

Form of Debt Securities Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on May 24, 2024).

4.16*	Description of Registrant’s Capital Stock.

10.1+	Genelux Corporation 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.3+	Genelux Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.5+	Genelux Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.6+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.7+	Genelux Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.8+	Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

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

10.18	Lease Agreement, by and between the Registrant and 1175-1177 Idaho Street, LLC, dated January 2012, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.19	Lease Agreement, by and between the Registrant and Townsgate Property, LLC, dated as of August 2002 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.20	Industrial/Commercial Multi-Tenant Lease, by and between the Registrant and Marindustry Partners, LP, dated July 2018, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.21	Sixteenth Amendment to Lease Agreement, by and between the Registrant and 3030 Bunker Hill Owner (DE) LLC, dated January 26, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

10.22	Amended and Restated Limited Liability Company Agreement, by and between the Registrant, TVAX Biomedical, Inc. and V2ACT Therapeutics, LLC, dated January 3, 2019 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.23¥#	License Agreement, by and between TVAX Biomedical, Inc. and V2ACT Therapeutics, LLC, dated June 18, 2021, as amended (incorporated by reference to Exhibit10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.24¥#	License Agreement, by and between the Registrant and V2ACT Therapeutics, LLC, dated June 18, 2021, as amended (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.25¥#	License Agreement, by and between the Registrant and Newsoara BioPharma Co, Ltd., dated September 27, 2021 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.26¥#	License Agreement, by and between the Registrant and ELIAS Animal Health, LLC, dated November 15, 2021, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

144

10.29

Securities Purchase Agreement, dated May 12, 2023, by and among the Registrant and the Purchasers. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

10.30	Sales Agreement, by and between the Registrant and Guggenheim Securities, LLC, dated February 2, 2024 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024).

19*	Registrant’s Insider Trading Policy.

23.1*	Consent of Weinberg & Company, P.A., independent registered public accounting firm.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-41599) filed with the SEC on March 29, 2024.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this Annual Report on Form 10-K.
†	This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates management contract or compensatory plan.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2025

GENELUX CORPORATION

By:	/s/ Thomas Zindrick
Name:	Thomas Zindrick, J.D.
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Zindrick, J.D. and Matthew Pulisic, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Zindrick	President, Chief Executive Officer and Chairman (Principal Executive and Financial Officer)	March 28, 2025
Thomas Zindrick, J.D.

/s/ Matthew Pulisic	Chief Financial Officer (Principal Accounting Officer)	March 28, 2025
Matthew Pulisic

/s/ Mary Mirabelli	Director	March 28, 2025
Mary Mirabelli

/s/ James L. Tyree	Director	March 28, 2025
James L. Tyree

/s/ John Thomas	Director	March 28, 2025
John Thomas, Ph.D.

/s/ John Smither	Director	March 28, 2025
John Smither

Genelux Corporation

Index to the Financial Statements

For the Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Genelux Corporation

Westlake Village, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genelux Corporation (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses from operations since inception and has incurred a net loss and used cash in operations during the year ended December 31, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Weinberg & Company, P.A.

Los Angeles, California

March 28, 2025

Genelux Corporation

Balance Sheets

(In thousands, except for share amounts and par value data)

	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$8,565	$9,418
Short-term investments	22,330	13,773
Prepaid expenses and other current assets	653	1,012
Total Current Assets	31,548	24,203

Property and equipment, net	1,316	1,170
Right of use assets	1,760	2,428
Other assets	92	92
Total Other Assets	3,168	3,690

TOTAL ASSETS	$34,716	$27,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,570	$3,784
Accrued payroll and payroll taxes	1,004	2,117
Lease liabilities, current portion	329	653
Total Current Liabilities	6,903	6,554

Lease liabilities, long-term portion	1,539	1,866
Total Liabilities	8,442	8,420
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 200,000,000 shares authorized; 34,728,140 and 26,788,986 shares issued and outstanding	35	27
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	278,001	241,389
Accumulated other comprehensive income	64	14
Accumulated deficit	(251,393)	(221,524)
Total Shareholders’ Equity	26,274	19,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,716	$27,893

The accompanying notes are an integral part of these financial statements.

Genelux Corporation

Statements of Operations

(in thousands, except for share amounts and per share data)

	Years Ended
	December 31,
	2024	2023

Revenues	$8	$170

Operating expenses:
Research and development	18,998	12,767
General and administrative	12,706	11,568
Total operating expenses	31,704	24,335

Loss from operations	(31,696)	(24,165)

Other income (expenses):
Interest income	700	182
Bond accretion income	757	62
Gain on extinguishment of accounts payable	370	-
Interest expense	-	(173)
Debt discount amortization	-	(649)
Financing costs	-	(3,152)
Debt extinguishment costs		(402)
Total other income (expenses), net	1,827	(4,132)

NET LOSS	$(29,869)	$(28,297)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.95)	$(1.16)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING -BASIC AND DILUTED	31,450,727	24,429,278

The accompanying notes are an integral part of these financial statements.

F-4

Genelux Corporation

Statements of Comprehensive Loss

(in thousands)

	Years Ended
	December 31,
	2024	2023

Net loss	$(29,869)	$(28,297)

Other comprehensive loss:
Net unrealized gain on short and long-term investments	50	12
Comprehensive loss	$(29,819)	$(28,285)

The accompanying notes are an integral part of these financial statements.

Genelux Corporation

Statements of Shareholders’ Equity (Deficit)

(in thousands, except share amounts)

								Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2022	22,094,889	$22	9,126,726	$9	(433,333)	$(433)	$154,401	$2	$(189,784)	$(35,783)

Stock compensation	-	-	-	-	-	-	2,515	-	-	2,515

Unrealized gain on short-term investments	-	-	-	-	-	-	-	12	-	12

Issuance of common shares upon the closing of the initial public offering, net of offering costs	-	-	2,653,000	3	-	-	12,629	-	-	12,632

Issuance of common shares upon the closing of private financings, net of offering costs	-	-	1,292,079	2	-	-	25,140	-	-	25,142

Issuance of common shares upon conversion of preferred stock	(22,094,889)	(22)	8,359,143	8	-	-	14	-	-	-

Issuance of common shares upon conversion of convertible notes payable, accrued interest and loan fees	-	-	4,137,760	4	-	-	29,970	-	-	29,974

Issuance of common shares upon conversion of preferred stock dividends payable	-	-	272,101	-	-	-	3,443	-	(3,443)	-

Fair value of vested restricted stock units	-	-	113,500	-	-	-	940	-	-	940

Cost of stock option repricing	-	-	-	-	-	-	2,689	-	-	2,689

Reclassification of warrant liabilities upon the closing of the initial public offering	-	-	-	-	-	-	169	-	-	169

Fair value of warrants issued in connection with the conversion of convertible notes payable	-	-	-	-	-	-	3,152	-	-	3,152

Conversion of notes payable-shareholders and accrued interest	-	-	73,134	-	-	-	1,865	-	-	1,865

Issuance of common shares upon exercise of stock options	-	-	232,787	-	-	-	1,474	-	-	1,474

Issuance of common shares upon exercise of stock warrants	-	-	528,756	1	-	-	2,988	-	-	2,989

Net loss during the year ended December 31, 2023	-	-	-	-	-	-	-	-	(28,297)	(28,297)

Balance, December 31, 2023	-	-	26,788,986	27	(433,333)	(433)	241,389	14	(221,524)	19,473

Stock compensation	-	-	-	-	-	-	5,738	-	-	5,738

Unrealized gain on short and long-term investments	-	-	-	-	-	-	-	50	-	50

Fair value of vested restricted stock units	-	-	303,389	-	-	-	2,044	-	-	2,044

Cost of stock option modifications and repricing	-	-	-	-	-	-	332	-	-	332

Issuance of common shares for cash and warrants, net of costs	-	-	7,505,460	8	-	-	27,685	-	-	27,693

Issuance of common shares in connection with the Company’s equity award programs	-	-	53,818	-	-	-	125	-	-	125

Issuance of common shares upon exercise of stock warrants	-	-	76,487	-	-	-	688	-	-	688

Net loss during the year ended December 31, 2024	-	-	-	-	-	-	-	-	(29,869)	(29,869)

Balance, December 31, 2024	-	$-	34,728,140	$35	(433,333)	$(433)	$278,001	$64	$(251,393)	$26,274

The accompanying notes are an integral part of these financial statements.

Genelux Corporation

Statements of Cash Flows

(In thousands)

	Years Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(29,869)	$(28,297)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	235	499
Net amortization of premiums and discounts on short-term investments	(757)	(62)
Right-of-use asset	668	519
Amortization of debt discount	-	649
Stock compensation	5,738	2,515
Fair value of restricted stock units	2,044	940
Cost of stock option modifications and repricing	332	2,689
Gain on extinguishment of accounts payable	(370)	-
Debt extinguishment costs	-	402
Fair value of warrants issued in connection with the conversion of convertible notes payable	-	3,152
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses and other assets	359	483
(Decrease) Increase in:
Accounts payable and accrued expenses	2,156	(2,358)
Accrued payroll and payroll taxes	(1,113)	(735)
Accrued interest payable	-	22
Deferred revenue	-	(170)
Lease liability	(651)	(523)
Net cash used in operating activities	(21,228)	(20,275)

Cash Flows from Investing Activities
Purchases of property and equipment	(381)	(1,025)
Purchase of short and long-term investments	(29,000)	(13,699)
Proceeds from sales and maturities of short and long-term investments	21,250	-
Net cash used in investing activities	(8,131)	(14,724)

Cash Flows from Financing Activities
Proceeds from notes payable - shareholders	-	900
Repayment of notes payable - shareholders	-	(685)
Payment of deferred offering costs	-	(303)
Proceeds from common stock issued in connection with the Company’s equity award programs	125	-
Proceeds from the exercise of stock options	-	1,474
Proceeds from the exercise of stock warrants	688	2,989
Proceeds from common stock issued for cash in connection with the closing of the IPO	-	14,503
Proceeds from common stock issued for cash in connection with the closing of private financings	-	25,142
Proceeds from common stock issued for cash in connection with the closing of a second public offering	27,693	-
Net cash provided by financing activities	28,506	44,020

Net increase (decrease) in cash and cash equivalents	(853)	9,021

Cash and cash equivalents at the beginning of year	9,418	397
Cash and cash equivalents at the end of year	$8,565	$9,418

Supplemental cash flows disclosures:
Interest paid	$-	$72
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Effect of the extension of right-of-use asset and operating lease	$-	$1,612
Reclassification of deferred offering costs to shareholders’ equity	$-	$1,871
Reclassification of warrant liabilities to shareholders’ equity	$-	$169
Conversion of convertible notes payable, accrued interest and loan fees to shareholders’ equity	$-	$29,974
Conversion of preferred stock to common stock	$-	$22
Conversion of dividends payable to shareholders’ equity	$-	$3,443
Conversion of notes payable-shareholders and accrued interest to shareholders’ equity	$-	$1,463
Unrealized gain on investments	$50	$12

The accompanying notes are an integral part of these financial statements.

GENELUX CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $29,869 and used cash in operations of $21,228 during the year ended December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2024, we had cash and short-term investments of $30,895, however we do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance may not enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate. Additionally, although we have commitments from investors to fund the remaining aggregate investment amounts in connection with our Private Placements, we may not receive some or all of the committed proceeds, due to ongoing liquidity constraints or other factors. The failure to receive all or some of the committed proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

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

For the years ended December 31, 2024 and 2023, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	December 31, 2024	December 31, 2023
Stock options	5,375,323	5,067,339
Stock warrants	7,897,975	512,759
Restricted stock units	621,364	57,900
Total	13,894,662	5,637,998

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

During the year ended December 31, 2022, the Company, under its agreement with Newsoara BioPharma Co. Ltd (“Newsoara”), invoiced and collected $170 relating to supplying product for Newsoara to use in their clinical trials. As the product did not ship during the year ended December 31, 2022, the Company recorded the cash received as deferred revenue until the product was shipped. During the year ended December 31, 2023, the Company shipped the product to Newsoara and thus recognized the revenue. During the year ended December 31, 2024, the Company recognized revenue of $8 relating to its license agreement with ELIAS Animal Health, LLC.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the amount of cash equivalents included in cash and cash equivalents totaled $7,578 and $7,924, respectively.

Short-Term Investments

The Company’s short-term debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive loss and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the Statements of Operations. There were no realized gains or losses during the years ended December 31, 2024 and 2023.

Bonds with maturity dates subsequent to December 31, 2025 are classified as long-term investments, while bonds with maturity dates on or before December 31, 2025 are classified as short-term investments. All of the Company’s bond investments as of December 31, 2024 and 2023 had maturities of less than one year, and as such, are classified as short-term investments.

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

No credit-related losses or impairments have been recognized on the Company’s investments in available-for-sale securities during the years ended December 31, 2024 and 2023.

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2024 and 2023.

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

Patents and Patent Application Costs

Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are therefore expensed as incurred and are included in General and Administrative expenses on the accompanying Statements of Operations. Patent expenses were $110 and $107 during the years ended December 31, 2024 and 2023, respectively.

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

The Company may at times make advance payments on clinical trials on behalf of partners that are reimbursable to the Company. The Company will record such reimbursement at the time of receipt when collectability is assured.

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

Stock-Based Compensation

The Company periodically issues stock options to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each option is estimated using the Black-Scholes option-pricing model. The Company was a private company through January 30, 2023, and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the consumer products industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is recognized in the period of the forfeiture

Prior to January 30, 2023, the common shares of the Company were not publicly traded. As such, during the period, the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2024 and 2023, comprehensive loss included $50 and $12, respectively, of unrealized gains on short-term investments, net of tax.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company adopted ASU 2023-07 beginning January 1, 2024. The adoption of this new guidance did not have a material impact to its financial position, results of operations and cash flows.

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	Fair Value Measurements as of December 31, 2024, Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,578	$—	$—	$7,578
Short-term investments:
US Government Agency bonds	—	8,927	—	8,927
US Treasury bonds	—	13,403	—	13,403
	$7,578	$22,330	$—	$29,908

	Fair Value Measurements as of December 31, 2023, Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,924	$—	$—	$7,924
Short-term investments:
US Government Agency bonds	—	8,625	—	8,625
US Treasury bonds	—	5,148	—	5,148
	$7,924	$13,773	$—	$21,697

The underlying securities in the money market funds held by the Company are all government backed securities.

Valuation of cash equivalents and short and long-term investments

Cash equivalents consisted of money market funds at December 31, 2024 and 2023. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. U.S. Government Agency bonds and U.S. Treasury bonds are government backed securities representing a Level 2 measurement

NOTE 4 - SHORT-TERM INVESTMENTS

As of December 31, 2024 and 2023, the Company’s available-for-sale investments by type, consisted of the following:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
US Government agency bonds	$8,910	$17	$—	$—	$8,927
US Treasury bonds	13,358	45	—	—	13,403
	$22,268	$62	$—	$—	$22,330

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
US Government agency bonds	$8,617	$8	$—	$—	$8,625
US Treasury bonds	5,144	4	—	—	5,148
	$13,761	$12	$—	$—	$13,773

As of December 31, 2024 and 2023, all available-for-sale securities consisted of investments that mature within one year.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Furniture and office equipment	$148	$148
Laboratory equipment	2,869	2,792
Computer equipment	127	127
Leasehold improvements	1,856	557
Construction-in-progress	—	995

	5,000	4,619
Less: accumulated depreciation and amortization	(3,684)	(3,449)

Property and equipment, net	$1,316	$1,170

Depreciation expense for each of the years ended December 31, 2024 and 2023 was $235 and $499, respectively.

NOTE 6 – ACCRUED PAYROLL AND PAYROLL TAXES

As of December 31, 2022, the Company had accrued compensation owed to the Company’s Chief Executive Officer, another employee and two former employees that had accrued over a several year period in the amount of $2,852. During the year ended December 31, 2023, the Company repaid $1,187 of the amounts that were accrued. In addition, during the period, the Company incurred payroll tax liabilities of $2,168 relating to stock option exercises, restricted stock unit vesting, and other payroll related taxes, and repaid $1,716 of that liability, leaving a balance of $321 due as of December 31, 2023. As of December 31, 2023, a total of $2,117 was owed to the Company’s Chief Executive Officer and another employee for past due balances that had accrued over a several year period, and for current accrued payroll and payroll taxes, and other compensation related benefits, including payroll tax liabilities of $321 relating to stock option exercises and restricted stock unit vesting.

During the year ended December 31, 2024, the Company repaid all of the past due accrued amounts owed to the employees and the $321 of current payroll tax liabilities. As of December 31, 2024, no amounts were owed to employees for these past due balances, and $1,004 was owed for current accrued payroll and payroll taxes, accrued bonuses and other compensation related benefits.

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

In July 2018, the Company entered into a long-term non-cancellable lease agreement for its manufacturing facility that requires aggregate average monthly payments of $10 beginning October 2018 through September 2023. Effective April 2022, the Company extended the lease for the additional five-year period, through September 2028, with no changes to any of the other terms of the lease and has the option to extend the lease for an additional five years. Effective July 2023, the Company extended the lease for an additional two-year period, through October 2030, with no changes to any of the other terms of the lease and has the option to extend the lease for an additional five years. Prior to the extension, the remaining lease liability amounted to $701. On the date of the extension, the Company determined that the value of the new right of use asset and lease liability was $909, respectively, using a discount rate of 7.00%. As such, the Company recorded an increase in the lease liability of $208 in 2023 as a result of the lease extension.

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

As of December 31, 2024, the Company has three operating leases with average monthly payments of approximately $66 per month through October 2030.

During the years ended December 31, 2024 and 2023, the Company made combined aggregate payments of $651 and $523, respectively, towards the lease liabilities. As of December 31, 2024 and 2023, the combined lease liability amounted to $1,868 and $2,519, respectively.

During the years ended December 31, 2024 and 2023, the Company reflected combined amortization of the right of use assets of $668 and $519, respectively, related to the leases, resulting in a combined net asset balance of $1,760 and $2,428 as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, lease costs totaled $808 and $666, respectively.

The maturities of the Company’s lease liabilities are as follows as of December 31, 2024:

Years ending
2025	$329
2026	362
2027	333
2028	276
2029	305
Thereafter	263

1,868
Less: current portion	(329)
Long-term portion	$1,539

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and is currently on a month-to-month basis. Rent expense was $36 during the years ended December 31, 2024 and 2023, respectively.

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

In consideration for the notes issued in 2022, the Company issued the noteholders stock warrants to purchase up to an aggregate total of 44,441 shares of its common stock with an exercise price per share equal to 90% of the IPO price, or $5.40 per share, based on the IPO closing price. The issuance of the warrants was contingent upon the closing of the IPO, and as such, were not formally granted until the closing of the IPO in January 2023. The warrants expire in December 2025. The Company determined the warrants should be accounted for as a liability on the date of issuance.

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE – SHAREHOLDERS

Prior to December 31, 2022, the Company entered into several note payable agreements with its shareholders. As of December 31, 2022, total principal of $15,407, total interest of $3,812 and total accrued loan fees of $560 were owed on the notes. On January 30, 2023, the date of the closing of the IPO, total principal, accrued interest and accrued loan fees of $19,686 were owed on the notes.

Upon the closing of the IPO, all the principal plus accrued and unpaid loan fees automatically converted into 3,158,141 shares of the Company’s common stock based on the conversion prices of $5.40 and $6.78 per share. As of December 31, 2024 and 2023, no principal, interest or loan fees were due on the notes.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

During the years ended December 31, 2020 and 2021, the Company entered into convertible note payable agreements with an investing group under which the Company borrowed an aggregate amount of $9,065. In consideration for the notes, the Company issued the noteholder stock warrants to purchase up to 146,641 shares of its common stock with an exercise price of $10.50 per share. The warrants expire in September 2025. During the year ended December 31, 2023, all of the warrant shares were exercised with a cashless exercise and the Company issued 70,265 shares of its common stock to the note holder relating to the exercise.

The Company calculated the relative fair value of the warrants issued to the noteholder and recognized a debt discount at the date of issuance. As of December 31, 2022, the notes had an unamortized debt discount balance of $541. During the year ended December 31, 2023, the Company amortized $541 of debt discount, leaving no unamortized balance at December 31, 2023.

As of December 31, 2022, the Company owed $9,065 of principal on the notes and $1,178 of accrued and unpaid interest. On January 30, 2023, the date of the closing of the IPO, total principal and total accrued and unpaid interest of $10,288 was owed on the notes.

Upon the closing of the IPO, all of the principal plus accrued and unpaid interest automatically converted into 979,619 shares of the Company’s common stock based on the conversion price of $10.50 per share. As of December 31, 2024 and 2023, no principal or interest was due on the notes.

NOTE 11 - SHAREHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2022, there were 22,094,889 shares of preferred stock issued and outstanding. Upon the closing of the Company’s IPO on January 30, 2023, all of the Company’s outstanding shares of Series A through Series K preferred stock automatically converted into 8,359,143 shares of common stock, of which 994,705 shares were attributable to conversion price adjustments based on a weighted-average anti-dilution formula.

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

Common Stock

Authorized shares

The Company’s Certificate of Incorporation authorizes the Company to issue up to 200,000,000 of its common shares. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Company’s board of directors (the “Board”) out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of December 31, 2024 and 2023, there were 34,728,140 and 26,788,986 shares of common stock issued and outstanding, respectively.

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

Common Stock Issued for Cash Upon Closing of the Company’s Private Placements

In May and June 2023, the Company entered into securities purchase agreements with certain investors pursuant to which the Company agreed to sell and issue shares of its common stock in two private placement transactions. As of December 31, 2023, the Company sold 1,292,079 shares of its common stock under the agreements resulting in net proceeds to the Company of $25,142. Certain investors who were obligated under the securities purchase agreements to fund the remaining committed investment amounts totaling $24,000 have not made such payments. The Company is currently evaluating its potential remedies with respect to these investors’ non-compliance with their contractual obligations to the Company.

Common Stock Issued for Cash Upon Closing of the Company’s Second Public Offering

In May 2024, the Company completed an underwritten public offering of its common stock and accompanying warrants, in which the Company issued and sold 7,500,000 shares of its common stock and accompanying warrant to purchase 7,500,000 shares of the Company’s common stock, including the partial exercise of the underwriters’ option to purchase 625,000 shares of the Company’s common stock and accompanying warrants to purchase 625,000 shares of the Company’s common stock, at a combined offering price of $4.00 per share and accompanying warrant. The total gross proceeds of the offering were $30,000 and the Company raised $27,678 in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Each warrant has an exercise price of $5.25 per share. The warrants expire five years from the date of grant.

At-the-Market Facility

During the three months ended December 31, 2024, the Company sold 5,460 shares of its common stock under an At-the-Market (ATM) offering for net proceeds of $15.

Grant of Restricted Stock Units

The following table summarizes restricted stock unit (“RSU”) activity during the years ended December 31, 2023 and 2024:

			Weighted
			Average Grant
	Number of		Date Fair
	RSUs	Fair Value	Value
Non-vested, December 31, 2022	-	$-	$-
Granted	171,400	2,043	11.92
Vested	(113,500)	(940)	6.57
Forfeited	-	-	-
Non-vested, December 31, 2023	57,900	1,103	22.40
Granted	879,930	2,843	3.23
Vested	(303,389)	(2,044)	6.74
Forfeited	(13,077)
Non-vested, December 31, 2024	621,364	$1,902	$3.06

In February 2023, the Company’s Board of Directors approved the issuance of a combined total of 113,500 RSUs to certain of its officers, directors and consultants. The fair value of the RSUs on the date of grant was $746. All of the RSUs vested and were issued to the RSU holders during the year ended December 31, 2023. The RSUs were granted under the Company’s 2022 Equity Incentive Plan (“the 2022 Plan”).

In September 2023, the Company’s Board of Directors approved the issuance of a combined total of 57,900 RSUs to certain of its employees and directors. The fair value of the RSUs on the date of grant was $1,297. All of the RSUs vest in one to four years. The RSUs were granted under the Company’s 2022 Equity Incentive Plan. As none of the RSUs vested during the year ended December 31, 2023, no shares were issued relating to the grant.

During the year ended December 31, 2023, the Company recorded $940 of stock compensation for the fair value vesting of RSUs.

During the year ended December 31, 2024, the Board approved the issuance of a combined total of 879,930 RSUs to certain of its employees and its directors. The fair value of the RSUs on the date of grant was $2,843. The RSUs were granted under the Company’s 2022 Equity Incentive Plan. A total of 303,389 RSUs vested and were issued to the RSU holders during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company recorded $2,044 of stock compensation for the fair value vesting of RSUs. As of December 31, 2024, $1,902 of unamortized compensation remained.

Stock Options

In August 2009, the Board approved the adoption of the 2009 Equity Incentive Plan (“the 2009 Plan”). The 2009 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 6,166,666 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the 2009 Plan. As of December 31, 2024, no shares were available for grant under the 2009 Plan.

In September 2018, the Board approved the adoption of the 2019 Equity Incentive Plan (“the 2019 Plan”). The 2019 Plan was initiated to encourage and enable employees, directors and consultants of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. The 2019 Plan allows for the following types of awards: (i) incentive stock options (“ISOs”); (ii) nonstatutory stock options (“NSOs”); (iii) stock appreciation rights; (iv) restricted stock awards; (v) RSUs; (vi) other stock awards. The maximum number of shares of our common stock that may be issued under our 2019 Plan is 2,059,073 shares. Outstanding stock awards granted under the 2009 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of failure to meet a contingency or condition required to vest such shares or otherwise return to us; or (iii) are required or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award can be added to the authorized shares as returning shares, not to exceed 3,774,260 shares. The maximum number of shares of our common stock under our 2019 Plan that may be issued is 5,833,333 shares. As of December 31, 2024, no options to acquire common shares were granted and 1,637,562 shares were available for grant under the 2019 Plan.

In June 2022, the Board approved the adoption of the 2022 Plan. The 2022 Plan provides for the grant of ISOs to employees, including employees of any parent or subsidiary, and for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. The 2022 Plan is a successor to the 2019 Plan. No further grants will be made under the 2019 Plan. The maximum number of shares of the Company’s common stock under the 2022 Plan that may be issued is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. During the year ended December 31, 2024, 872,860 options were granted under the 2022 Plan. As of December 31, 2023, a total of 1,922,212 shares were available for grant under the 2022 Plan. In January 2024, the number of shares available to be issued under the 2022 Plan automatically increased by 1,339,449 shares, as determined by the 2022 Plan, and 1,545,431 shares were available for grant under the 2022 Plan as of December 31, 2024. In January 2025, the number of shares available to be issued under the 2022 Plan automatically increased by 1,729,664 shares, as determined by the 2022 Plan.

In September 2023, the Board approved the adoption of the Company’s 2023 Inducement Plan (the “Inducement Plan”) to reserve 1,000,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan provides for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based cash and stock awards, and other stock-based awards. In addition, forms of (i) Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and (ii) Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, for both (a) executive officers and (b) employees at or below the vice president level, were adopted and approved for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2022 Plan. During the year ended December 31, 2024, no awards were granted under the Inducement Plan. As of December 31, 2024, a total of 555,700 shares were available for grant under the Inducement Plan.

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

Stock Option Grants During the Year Ended December 31, 2024

During the year ended December 31, 2024, under its 2022 Plan, the Board approved the granting of options to certain employees to purchase 872,860 shares of its common stock with exercise prices from $1.96 to $7.44 per share. The options vest over four years, expire ten years from the date of grant and had an aggregate fair value of $1,616 at the date of grant. The Company valued the options using a Black-Scholes option pricing model.

The assumptions used for the options granted during the year ended December 31, 2024 are as follows:

Exercise prices	$1.96 - 7.44
Expected dividends	—
Expected volatility	100.0%
Risk free interest rate	3.9% - 4.5%
Expected life of options	5.0 - 6.0

Stock Option Grants During the Year Ended December 31, 2023

During the year ended December 31, 2023, under its 2022 Plan and Inducement Plan, the Board approved the granting of options to certain employees and directors to purchase 1,150,688 shares of its common stock with exercise prices of $13.97 and $22.40 per share. The options vest over various periods, but none longer than four years, expire ten years from the date of grant and had an aggregate fair value of $20,676 at the date of grant. The Company valued the options using a Black-Scholes option pricing model.

The assumptions used for the options granted during the year ended December 31, 2023 are as follows:

Exercise prices	$13.97 - 22.40
Expected dividends	—
Expected volatility	100.0%
Risk free interest rate	3.9% - 4.4%
Expected life of options	5.5 - 6.6

The table below summarizes the Company’s stock option activities for the years ended December 31, 2023 and 2024:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2022	4,201,019	$9.00 - 10.50	$10.12
Granted	1,150,688	13.97 - 24.75	10.40
Cancelled	—	—	—
Exercised	(232,787)	6.00 – 10.50	6.34
Expired	—	—	—
Balance, December 31, 2023	5,118,920	6.00 – 24.75	9.76
Granted	872,860	1.96 – 7.44	2.45
Cancelled	(80,471)	6.00 – 22.40	14.15
Exercised	—	—	—
Expired	(535,986)	6.00 – 10.50	6.29
Balance, December 31, 2024	5,375,323	$1.96 - 24.75	$8.82
Vested and exercisable, December 31, 2024	3,773,393	$1.96 - 24.75	$7.68
Unvested, December 31, 2024	1,601,930	$1.96 – 24.75	$11.49

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.96 - 6.00	4,201,391	5.15	$5.26	3,339,754	3.97	$6.00
6.01 – 10.50	63,244	2.92	8.78	54,244	1.89	9.52
10.51 –24.75	1,110,688	8.70	22.26	379,395	8.70	22.29
$1.96 - 24.75	5,375,323	5.85	$8.82	3,773,393	4.41	$7.68

During the year ended December 31, 2023, a total of 232,787 option shares were exercised for total proceeds of $1,474. There were no options exercised during the year ended December 31, 2024.

During the years ended December 31, 2024 and 2023, the Company recorded $5,738 and $2,515, respectively, of stock compensation for the value of all options vested during the period. As of December 31, 2024, unvested compensation of $15,482 remained that will be amortized over the remaining vesting period, through December 2028. The aggregate intrinsic value for option shares outstanding at December 31, 2024 was $123.

The following table summarizes the stock-based compensation expense, for stock options only, by line item in the statements of operations for the years ended December 31, 2024 and 2023, respectively.

	December 31, 2024	December 31, 2023
Research and development	$2,147	$915
General and administrative	3,591	1,600
Total stock-based compensation expense	$5,738	$2,515

In September 2022, the Board approved a stock option repricing whereby the exercise prices of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, would be adjusted (the “Stock Option Repricing”) to equal the initial offering price, contingent and effective upon the completion of the Company’s IPO. In connection with the closing of the IPO, the Stock Option Repricing was completed and the options to purchase 4,092,887 shares of the Company’s common stock, with exercise prices previously between $9.00 and $10.50, were repriced to the initial offering price of $6.00 per share, of which a total of 2,796,400 shares of common stock are held by executive officers and directors. The total cost of the repricing was $2,733, of which $29 and $2,689 was recorded during the years ended December 31, 2024 and 2023, with the remainder of the cost being recorded over the future vesting periods of the options.

During the year ended December 31, 2024, the Company extended the option term for two option holders for an additional year through December 31, 2024. The total number of shares that were extended was 51,581 shares. The cost of the stock option modifications was $303 and was recorded during the year ended December 31, 2024.

Stock Warrants

The table below summarizes the Company’s warrants activities for the years ended December 31, 2023 and 2024:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2022	725,174	$3.00 – 10.50	$8.24
Granted	447,906	5.40 – 10.50	7.87
Cancelled	(36)	9.00	9.00
Exercised	(655,523)	6.00 – 10.50	8.81
Expired	(4,762)	10.50	10.50
Balance, December 31, 2023	512,759	3.00 - 10.50	7.14
Granted	7,500,000	5.25	5.25
Cancelled	—	—	—
Exercised	(76,487)	9.00	9.00
Expired	(38,297)	10.50	10.50
Balance, December 31, 2024	7,897,975	$3.00 - 9.00	$5.32
Vested and exercisable, December 31, 2024	7,897,975	$3.00 - 9.00	$5.32

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2024:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.00	133,333	2.17	$3.00	133,333	2.17	$3.00
3.01 – 9.00	7,764,642	4.34	5.36	7,764,642	4.34	5.36

$3.00 – 9.00	7,897,975	4.30	$5.32	7,897,975	4.30	$5.32

There was no aggregate intrinsic value for warrant shares outstanding at December 31, 2024.

Warrant Transactions During the Year Ended December 31, 2024

During the year ended December 31, 2024, the Company issued warrants to purchase 7,500,000 shares of its common stock with an exercise price of $5.25 per share to the underwriters of its second public offering. The warrants expire five years from the date of grant.

During the year ended December 31, 2024, warrant holders exercised 76,487 warrants to acquire common stock at an exercise price of $9.00 per share for proceeds of $688.

Warrant Transactions During the Year Ended December 31, 2023

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

Employee Stock Purchase Plan

The Company’s 2022 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 15% of their earnings: (i) on May 16th of each year at a 15% discount of the fair market value of the Company’s common stock on November 17 of the previous year or May 16th, whichever is lower, and (ii) on November 15th of each year at a 15% discount of the fair market value of the Company’s common stock on May 17th or November 15th, whichever is lower. Subsequent offerings will automatically begin on the day that immediately follows the conclusion of the preceding offering. An employee may not purchase more than 7,500 shares per offering or 15,000 shares per calendar year or more than $25,000 annually. A maximum of 700,000 shares of the Company’s shares of common stock may be sold pursuant to purchase rights under the ESPP. The ESPP includes an “evergreen” feature, which provides that an additional number of shares of common stock will automatically be added to the shares authorized for issuance under the ESPP on January 1st of each year, beginning on January 1, 2024 and ending on (and including) January 1, 2032. The number of shares added each calendar year will equal the lesser of 1% of the Company’s common stock outstanding on December 31st of the preceding calendar year or 2,100,000 or a lesser number as determined by the Board. The evergreen provision added 267,890 shares of common stock to the ESPP in 2024. During the year ended December 31, 2024, employees purchased 53,818 shares of common stock for an aggregate purchase price of $125 under the ESPP. As of December 31, 2024, 914,072 shares remain authorized and available for issuance under the ESPP. As of December 31, 2024, the Company held $11 on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and payroll taxes in the Company’s balance sheet.

NOTE 12 - INCOME TAXES

Significant components of the provision for income taxes for the years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Current
Federal	$(4,442)	$(6,014)
State	(1,873)	(2,547)

Total	(6,315)	(8,561)
Deferred
Federal	4,048	4,876
State	2,025	2,227

Total	6,073	7,103

Total income tax expense before change in valuation allowance	(242)	(1,458)
Change in valuation allowance	242	1,458

Total income tax expense	$—	$—

The reconciliation of income tax attributable to income before provision for income taxes at the U.S. federal statutory tax rate to income tax expense for the years ended December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Statutory federal income tax rate of 21% applied to loss before income taxes	$(6,272)	$(5,942)
State income tax rate of 7%, net of federal benefit	(2,120)	(2,017)
Other temporary differences	1,829	(83)
Change in valuation allowance	6,563	8,042

Total income tax expense	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Stock-based compensation	$11,200	$10,900
Accruals	1,982	1,690
Fixed assets	77	67
Net operating losses	49,304	45,593
Capitalized research and development expenses	4,282	2,964
Tax credits	4,549	4,549

Total deferred tax assets	71,394	65,763

Deferred tax liabilities
State taxes	(4,236)	(3,686)
Prepaid expenses	(155)	(234)

Total deferred tax liabilities	(4,391)	(3,920)

Net deferred tax assets before valuation allowance	67,003	61,843
Valuation allowance	(67,003)	(61,843)

Net deferred tax assets	$—	$—

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2024 and 2023.

At December 31, 2024 and 2023, the Company had federal income tax net operating loss carryforwards of approximately $165,000 and $148,000, respectively. At December 31, 2024 and 2023, the Company had California income tax net operating loss carryforwards of approximately $160,000 and $140,000, respectively. Of the total federal net operating loss, approximately $70,000 has an indefinite carryforward period as of December 31, 2024. The remaining federal and California net operating loss carryforwards will expire through December 31, 2044, unless previously utilized. At December 31, 2024, the Company also has federal and California research and development tax credits of approximately $4,000 and $3,100, respectively. The federal credits will expire through 2044 unless previously utilized. The California credits carryforward indefinitely. The utilization of net operating loss and tax credit carryforwards may be subject to limitation under the provisions of the Internal Revenue Code Section 382 and similar state provisions.

The Company has adopted the provisions in ASC 740 relating to the accounting for uncertain tax positions. This provision requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. The Company’s also has a policy to recognize interest and/or penalties on the income tax expense related to uncertain tax positions. The Company had no material uncertain tax positions as of December 31, 2024 and 2023, respectively, and consequently, no interest or penalties have been accrued by the Company.

The Company is subject to taxation in the United States and state jurisdictions. The Company’s tax years for 2010 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses.

NOTE 13 - LEGAL MATTERS

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

NOTE 14 – SEGMENT INFORMATION

The Company operates and manages its business as one reportable and operating as a clinical stage biopharmaceutical company. The Company’s current focus is on developing oncolytic immunotherapies for the treatment of cancer. The Company’s Chief Operating Decision Maker (“CODM”) reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year ended December 31,
	2024	2023
Revenue	$8	$170

Less:
Research and development, excluding salaries	12,295	8,353
Salaries	6,017	5,040
Insurance	966	1,078
Stock-based compensation	8,114	6,144
Operating expenses	4,012	3,720
Other income (expenses)	1,827	(4,132)
NET LOSS	$(29,869)	$(28,297)

NOTE 15 – REIMBURSEABLE COSTS

In October 2024, the Company announced that the first patient had been dosed in a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent non-small cell lung cancer (“NSCLC”) in the United States. In accordance with our license agreement with our partner in China, Newsoara, Newsoara is generally obligated to fund the Phase 2 clinical trial in its entirety. In November 2023, we agreed with Newsoara that the Company would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the U.S. only, with Newsoara reimbursing the Company for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2025. During the three months ended September 30, 2024, the Company entered into a Clinical Trial Services Agreement with Hong Kong Tigermed Consulting Co., Ltd., to provide regulatory and development support services for the NSCLC trial in the U.S. During the years ended December 31, 2024 and 2023, the Company incurred $2,068 of costs relating to the Phase 2 clinical trial and they are included in Research and development expenses during the year ended December 31, 2024. All of these costs are to be reimbursed by Newsoara upon their successful financing, which the Company believes will occur by the end of 2025. Once reimbursement is received from Newsoara, the Company will reduce R&D expenses during the period they are received.

NOTE 16 - SUBSEQUENT EVENTS

On March 26, 2025, the Company completed an underwritten offering of 3,000,000 shares of its common stock at an offering price of $3.50 per share. The gross proceeds received from the offering were $10.5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

