Form 10-K/A
period 2024-12-31
GENELUX Corp
filed 2025-04-29
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 001-41599

GENELUX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0583529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2625 Townsgate Road Suite 230
Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 267-9889

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GNLX	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

There were 37,734,967 shares of Common Stock outstanding as of April 29, 2025.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this Form 10-K/A), to the Annual Report on Form 10-K of Genelux Corporation, (Genelux, the Company, we, us, our and similar references), for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the SEC), on March 28, 2025 (the Original Form 10-K), is being filed solely for the purpose of including the information required by Part III to the Annual Report on Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted, as required by Question 161.01 of the Compliance and Disclosure Interpretations of the Division of Corporation Finance of the SEC.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our current executive officers and directors as of March 29, 2025. There are no family relationships among any of our directors or executive officers.

Name	Age	Position

Executive Officers:
Thomas Zindrick, J.D.	66	President, Chief Executive Officer and Chairman
Paul Scigalla, M.D., Ph.D.	80	Chief Medical Officer
Matthew Pulisic, M.B.A.	41	Chief Financial Officer
Ralph Smalling	69	Head of Regulatory
Joseph Cappello, Ph.D.	68	Chief Technical Officer
Sean Ryder, J.D.	56	General Counsel and Corporate Secretary
Tony Yu, Ph.D.	54	Senior Vice President, Clinical Development

Non-Employee Directors:
Mary Mirabelli	68	Director
John Thomas, Ph.D.	67	Director
James L. Tyree	72	Lead Independent Director
John Smither	72	Director

Thomas Zindrick, J.D has served as our President, Chief Executive Officer and a member of our Board since May 2014 and as our Chair since July 2021. Currently, he serves as Executive Chair of Aeromics, Inc., a clinical-stage pharmaceutical company developing products for the treatment of edema in ischemic stroke, since August 2018. Mr. Zindrick served as Chief Executive Officer of Amitech Therapeutic Solutions, Inc., from 2012 to 2014. From 1993 to 2009, Mr. Zindrick was at Amgen Inc. (Amgen), a public commercial biotechnology company, where he held positions of increasing responsibility, including Vice President Associate General Counsel from 2001 to 2004 and again from 2008 to 2009. At Amgen, from 2004 to 2008, Mr. Zindrick served as Chief Compliance Officer. Prior to joining Amgen, Mr. Zindrick was an attorney at The Dow Chemical Company. Mr. Zindrick served on the board of directors of Amitech Therapeutic Solutions, Inc. from 2011 to February 2021 and DNX Biopharmaceuticals, Inc. from November 2014 to March 2020. Mr. Zindrick received his J.D. from the University of Illinois College of Law and a B.A. in biology from North Central College in Naperville, Illinois.

We believe Mr. Zindrick’s extensive experience managing and leading companies within the pharmaceutical and biotechnology industries qualify him to serve on our Board.

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

Matthew Pulisic, M.B.A. has served as our Chief Financial Officer since January 2025. Mr. Pulisic most recently served as Vice President of Finance at Arrowhead Pharmaceuticals, a publicly traded RNAi technology company, from August 2020 to January 2025. He played a key role in shaping the company’s financial direction, leading planning and analysis, establishing a commercial manufacturing facility, and driving operational improvements to support the company’s evolution from a clinical-stage to a pre-commercial organization. Prior to that, Mr. Pulisic served as Head of Finance for Global Product Development, R&D, Global Marketing & Sourcing at HARMAN International, a standalone subsidiary of Samsung Electronics Co. Ltd., from August 2019 to August 2020. He began his career at Amgen in April 2006 as a Research Associate and transitioned into finance where he held positions of increasing responsibility, including Commercial Finance, Corporate Finance, Treasury, Finance Director of Amgen Worldwide and Head of Capital Finance, spanning from 2007 to 2019. Mr. Pulisic received his M.B.A. in finance from the California Lutheran University and a B.S. in Biochemistry and Molecular Biology from the University of California, Santa Cruz.

Ralph Smalling, M.S. has served as our Head of Regulatory since July 2023. From 2005 to present, Mr. Smalling has served as Principal Consultant at Linus Consulting, LLC and has provided regulatory support to numerous companies, including Aeromics, a clinical-stage biopharmaceutical company since March 2019, Medicines Development for Global Health, a non-profit pharmaceutical organization since February 2014; and Lanier Biotherapeutics, a biotechnology company since September 2022. Mr. Smalling serves as a member of the board of directors for SymBio Pharmaceuticals, Inc., a global pharmaceutical company since April 2025. Mr. Smalling has over 40 years of experience in the biopharmaceutical industry, with expertise in all aspects of regulatory development and international safety. From February 1982 to May 2005, he served at Amgen in positions of increasing responsibility, including Vice President of Regulatory Affairs and International Safety. Under his leadership, Amgen obtained marketing authorizations, supplemental approvals and orphan drug designations in the United States, Europe, Canada and Australia for numerous products. Mr. Smalling was a member of the industry team that negotiated PDUFA II and drafted several of the provisions included in the FDAMA legislation passed by Congress in 1997. Mr. Smalling earned an M.S. in Microbiology from California State University, Long Beach, and a B.A. in Biology from Occidental College.

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

Non-Employee Directors

Mary Mirabelli has served as a member of the Board since June 2021. Most recently, Ms. Mirabelli served as the Senior Vice President at the Healthcare Finance Management Association from April 2018 to November 2023. Previously, Ms. Mirabelli served as the Vice President of Global Healthcare Services at Hewlett Packard Enterprise Company from June 2014 to April 2018. Ms. Mirabelli served as a senior executive at Hospital Corporation of America from 2000 to 2014. Since January 2024, Ms. Mirabelli has served as a member on the board of directors of Health IT Leaders, a health information technology consulting firm. Ms. Mirabelli holds a B.S. in occupational therapy from University of Illinois at Urbana-Champaign and an M.B.A. in management from Northwestern University’s Kellogg Graduate School of Management.

We believe Ms. Mirabelli’s extensive experience managing and leading companies within the healthcare industry qualify her to serve on the Board.

John Thomas, Ph.D. has served as a member of the Board since September 2002. Dr. Thomas served as our first Chief Financial Officer from 2002 to 2004. Dr. Thomas has been the Dean of the School of Business and Management at La Sierra University since 1999. Dr. Thomas has served on the boards of directors of ICON Business Bank, a financial institution, since June 2023, KSGN Good News Radio, a non-profit organization, since January 2004, Loma Linda Broadcasting Network International, a broadcasting network, since January 2009 and ADRA International, a humanitarian aid organization, as a member of the finance committee since September 2015. He previously served as a member of the board of directors of the Family Service Association, a non-profit public benefit health and human service agency, from 1992 to 2018. Dr. Thomas holds an M.B.A. in finance from Loma Linda University and an M.B.A. in marketing from Symbiosis Institute of Management Studies, an M.A. in international political economy from Claremont Graduate University and a Ph.D. in political economy from Claremont Graduate University.

We believe that Dr. Thomas’s extensive training, expertise and experience in finance, qualifies him to serve on the Board.

James L. Tyree has served as a member of the Board since May 2012 and as our Lead Independent Director since July 2021. Mr. Tyree previously served as Chairman of the Board from 2014 to 2021. Mr. Tyree is the retired co-founder and managing partner of Tyree & D’Angelo Partners, a private equity investment firm founded in 2014. Prior to founding Tyree & D’Angelo Partners, Mr. Tyree served as Executive Vice President and President of Abbott Biotech Ventures (Abbott), a subsidiary of Abbott Laboratories in 2012. Prior to that position, Mr. Tyree held numerous executive positions at Abbott, including Executive Vice President Global Pharmaceuticals, Senior Vice President Global Nutrition, Corporate Vice President Pharmaceutical and Nutritional Products Group Business Development and Divisional Vice President and General Manager, Japan from 1997 to 2000. Mr. Tyree also served as a member of the board of directors of ChemoCentryx, Inc., a biopharmaceutical company, since June 2012, until the company was sold to Amgen in 2022 and at that time was lead independent director. Mr. Tyree previously served as a member of the board of directors of SonarMed, Inc., a medical device company (now a subsidiary of Medtronic plc), from March 2012 to November 2022. Mr. Tyree served as a member of the board of directors and chair of the compensation committee of Assertio Holdings, Inc., a public pharmaceutical company, from October 2016 to April 2024. Mr. Tyree previously served as chairman of the board of directors of the Illinois Biotechnology Industry Organization, as a member of the Advisory Board of the University of Chicago Booth Graduate School of Business, and as a member of the Chicago Council on Global Affairs chairing the Global Health Policy Roundtable. Mr. Tyree earned his B.A. in psychology and forensic studies and an M.B.A. from Indiana University.

We believe that Mr. Tyree’s extensive experience in biotechnology and pharmaceuticals qualifies him to serve on the Board.

John Smither has served as a member of the Board since September 2023. Mr. Smither currently serves as a senior advisor at Frazier Life Sciences, an investment firm, since November 2024. From September 2023 to 2024, Mr. Smither served as the Interim Chief Financial Officer of Arcutis Biotherapeutics, Inc., a biopharmaceutical company (Arcutis), and from May 2019 and May 2021, served as the Chief Financial Officer of Arcutis, where he was responsible for all financial aspects of Arcutis including leading Arcutis’s successful initial public offering and two follow-on financings. Previously, Mr. Smither was the Chief Financial Officer at Sienna Biopharmaceutics from January 2016 to April 2017, and again from April 2018 to March 2019. Mr. Smither also served as the Interim Chief Financial Officer at Kite Pharma, a Gilead Company, from November 2017 through April 2018, and was the Chief Financial Officer of Unity Biotechnology from January 2016 to July 2017. He also served as Chief Financial Officer at Kythera Biopharmaceuticals (Kythera), where he was responsible for all financial activities during early clinical stage development through approval and launch, led private fundraising rounds, prepared Kythera for its successful initial public offering in October 2012, and oversaw its acquisition by Allergan plc for approximately $2.1 billion. From February 1998 to November 2007, Mr. Smither held several financial positions at Amgen of increasing responsibility, including Vice President of Finance and Administration for Amgen’s European operations in 28 countries, and as Executive Director of Corporate Accounting. In January 2023, Mr. Smither was appointed to the board of directors of NewAmsterdam Pharma, a public biotechnology company, and has served as the chair of its audit committee since January 2022. From January 2022 to December 2023, Mr. Smither served as a member of the board of directors of Applied Molecular Transport Inc. a public biopharmaceutical company (acquired by Cyclo Therapeutics, Inc. in December 2023), as chair of its audit committee, and as a member of its compensation committee. From March 2018 to September 2023, Mr. Smither served as a member of the board of directors of eFFECTOR Therapeutics Inc., a public biopharmaceutical company, and its predecessor entity, as chair of its audit committee, and as a member of its nominating and corporate governance committee. Additionally, from December 2013 to May 2020, Mr. Smither served as a member of the board of directors of Achaogen, Inc., a biopharmaceutical company, as chair of its audit committee, and as a member of its compensation committee. Mr. Smither began his career at Ernst & Young, where he was audit partner and held a certification as a Certified Public Accountant (inactive). He holds a B.S. in accounting, with honors, from California State University at Los Angeles.

We believe Mr. Smither’s extensive experience as a chief financial officer and service on the boards of directors of other biotechnology and pharmaceutical companies qualifies him to serve on our Board.

Delinquent Section 16(a) Reports

Based solely on our review of electronic filings with the SEC of such reports and written representations from our executive officers and directors that no Form 5 is required, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during 2024, except that: (i) two reports, covering an aggregate of four transactions, were filed late by Thomas Zindrick, J.D.; (ii) two reports, covering an aggregate of four transactions, were filed late by Lourie Zak; (iii) two reports, covering an aggregate of five transactions, were filed late by Tony Yu, Ph.D.; (iv) two reports, covering an aggregate of five transactions, were filed late by Sean Ryder; (v) one report, covering an aggregate of two transactions, was filed late by Joseph Cappello, Ph.D.; (vi) one report, covering an aggregate of two transactions, was filed late by John Thomas, Ph.D.; (vii) one report, covering an aggregate of three transactions, was filed late by Carolyn Jewett; (viii) two reports, covering an aggregate of four transactions, were filed late by Ralph Smalling, (ix) one report, covering an aggregate of two transactions, was filed late by John Smither; (x) one report, covering an aggregate of two transactions, was filed late by Mary Mirabelli; and (xi) one report, covering an aggregate of two transactions, was filed late by James L. Tyree.

Code of Conduct

We have adopted a Code of Conduct that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Conduct is available on the Corporate Governance section of our website at www.genelux.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website. The information contained on our website is not considered part of, or incorporated by reference into, this Annual Report on Form 10-K/A or any other filing that we make with the SEC.

Audit Committee Members and Financial Expert

The Audit Committee of the Board (the Audit Committee) was established by the Board to oversee our corporate accounting and financial reporting processes, systems of internal control and financial-statement audits, and to oversee our independent registered accounting firm. The Audit Committee is currently composed of three directors: Ms. Mirabelli, Mr. Smither, and Dr. Thomas, with Dr. Thomas serving as Chair. The Board has adopted a written Audit Committee charter that is available to stockholders on our website at https://investors.genelux.com/corporate-governance/documents-charters. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Form 10-K/A.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as an exhibit to our Annual Report on Form 10-K for our fiscal year ended December 31, 2024. In addition, it is intent to comply with applicable laws and regulations relating to insider trading.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2024, consisting of our principal executive officer and the next two most highly compensated executive officers who were serving in such capacity as of December 31, 2024, were:

●	Thomas Zindrick, J.D., our President and Chief Executive Officer;

●	Lourie Zak, our former Chief Financial Officer; and

●	Joseph Cappello, Ph.D., our Chief Technical Officer.

Summary Compensation Table

The following table presents all of the compensation awarded to or earned by or paid to our named executive officers during the fiscal years ended December 31, 2024 and 2023.

	Fiscal	Salary	Option Awards (1)	Stock Awards (1)	All Other Compensation (2)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Thomas Zindrick, J.D.	2024	595,000	338,257	536,942	3,048	1,473,247
President and Chief Executive Officer	2023	570,519	5,479,863	151,110	471	6,201,963
Lourie Zak (3)	2024	360,000	104,481	128,953	1,584	595,018
Former Chief Financial Officer	2023	119,077	2,711,285	-	157	2,830,362
Joseph Cappello, Ph.D.(4) Chief Technical Officer	2024	360,000	72,088	166,678	3,048	601,814

(1)	The amounts disclosed represent the aggregate grant date fair value of stock options and restricted stock unit awards (RSUs) granted to our named executive officers under our 2019 and 2022 Plans, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation—Stock Compensation (ASC Topic 718). As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the stock options are set forth in Note 11 to our annual financial statements included in our Annual Report. This amount does not reflect the actual economic value that may be realized by the named executive officer upon vesting or exercise of the stock options and RSUs, or the sale of the common stock underlying such awards.
(2)	Consists of the Company’s contributions to employee life insurance in 2024.
(3)	Ms. Zak joined the Company in August 2023 and as such, her 2023 salary reflects the pro rata amount earned in 2023. Ms. Zak resigned as our Chief Financial Officer in January 2025.
(4)	Dr. Cappello was not a “named executive officer” during fiscal year 2023 and accordingly his 2023 compensation is not presented in the table above.

Annual Base Salary

The 2024 annual base salaries for our named executive officers are set forth in the table below.

Name	2024 Base Salary
Thomas Zindrick, J.D.	$595,000
Lourie Zak	$360,000
Joseph Cappello, Ph.D.	$360,000

In April 2025, our Board of Directors approved a merit increase of Mr. Zindrick and Dr. Cappello’s annual base salary to $613,000 and $390,000, respectively, effective as of January 1, 2025.

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

Prior to our initial public offering, we granted stock options to each of our named executive officers pursuant to our 2009 Equity Incentive Plan (the 2009 Plan). The 2009 Plan was replaced by our 2019 Equity Incentive Plan (the 2019 Plan) in January 2019. Upon the effective date of the 2019 Plan, no further grants were made under our 2009 Plan. Any outstanding awards granted under our 2009 Plan will remain subject to the terms of our 2009 Plan and applicable award agreements. Upon the completion of our initial public offering, we adopted our 2022 Equity Incentive Plan (the 2022 Plan), which replaced our 2019 Plan. Upon the adoption of the 2022 Plan, no further grants were made under our 2022 Plan. Any outstanding awards granted under our 2019 Plan will remain subject to the terms of our 2019 Plan and applicable award agreements. In September 2023, the Company also adopted the 2023 Inducement Plan, pursuant to which the Company may exclusively grant awards to individuals that were not previously Company employees or directors, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

In December 2024, we granted stock options and restricted stock units to each of our named executive officers, as further described below under “—Outstanding Equity Awards as of December 31, 2024.”

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

Agreements with Named Executive Officers

Below are descriptions of our employment agreements with Mr. Zindrick, Ms. Zak and Dr. Cappello. The employment of each of our named executive officers is at will. Each of our named executive officers is eligible for certain severance and change in control benefits, as described below in the section titled “—Potential Payments Upon Termination or Change in Control.”

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

Ms. Zak. We entered into an employment agreement with Ms. Zak on August 28, 2023. Pursuant the agreement, effective as of August 28, 2023 (the Zak Effective Date), Ms. Zak was entitled to an initial base salary of $360,000 per year and an annual discretionary bonus of up to 40% of her then-current base salary based on the achievement of certain performance goals determined by the Board of Directors of the Company (and prorated for the number of calendar days she is employed in a calendar year). Ms. Zak’s employment agreement provided for an option to purchase 150,000 shares of common stock of the Company with a per share exercise price equal to the fair market value on the date of grant (the Zak Option). The shares subject to the Zak Option would vest over four years of continuous service to the Company, with 25% of the shares subject to the Zak Option vesting on the first-year anniversary of the Zak Effective Date, and the remaining shares vesting in equal monthly installments over the subsequent 36 months of continuous service thereafter.

On January 29, 2025, Ms. Zak resigned as our Chief Financial Officer, effective as of January 29, 2025 (the Separation Date). In connection with Ms. Zak’s separation from the Company, we entered into a separation agreement with Ms. Zak (the Separation Agreement) pursuant to which Ms. Zak will: (i) serve as a non-employee advisor to the Company beginning on the Separation Date and ending on August 29, 2025, unless earlier terminated pursuant to the Separation Agreement (the Advisory Period); (ii) receive a cash payment equal to six months of her base salary in effect as of the Separation Date (in the total amount of approximately $180,000), subject to standard payroll deductions and withholdings, to be paid in equal biweekly installments continuing until on or about August 29, 2025; (iii) receive up to 12 months of COBRA group health insurance continuation; and (iv) remain eligible to receive her annual bonus for calendar year 2024. In addition, Ms. Zak’s vested stock options granted pursuant to the 2022 Plan and the2023 Inducement Plan, as applicable, shall remain exercisable until the earlier of (a) the date that is 12 months after the last day of the Advisory Period and (b) the original expiration date of the applicable vested stock option.

Dr. Cappello. We entered into an employment agreement with Dr. Cappello on May 21, 2023 with retroactive effect to April 1, 2023. Pursuant to the agreement, Dr. Cappello is entitled to an initial base salary of $360,000 per year and an annual discretionary bonus of up to 40% of his annual base salary. The agreement also provides that Dr. Cappello will be eligible to receive an annual discretionary option and/or other equity award grant covering shares of our common stock, as determined by the Board in its discretion based upon the achievement of corporate and/or individual objectives and milestones that are determined in the sole discretion of the Board, pursuant to our 2022 Plan. Dr. Cappello’s employment may be terminated at-will by either party, with or without notice, subject to the terms of the agreement.

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

Employee Benefit and Stock Plans

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants and directors with the financial interests of our stockholders. In addition, we believe that our ability to grant options and other equity-based awards helps us to attract, retain and motivate employees, consultants, and directors, and encourages them to devote their best efforts to our business and financial success. The principal features of our equity incentive plans and our 401(k) plan are summarized below. These summaries are qualified in their entirety by reference to the actual text of the plans, which, other than the 401(k) plan, are filed as exhibits to our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.

401(k) Plan

We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. We have the ability to make employer profit sharing contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of Internal Revenue Code of 1986, as amended (the Code), with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

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

For a description of Ms. Zak’s Separation Agreement, please see the description included under “—Agreements with Named Executive Officers.”

Pursuant to the terms of Dr. Cappello’s employment agreement, in the event he is subject to a termination for any reason, Dr. Cappello is entitled to all accrued and unpaid wages earned through Dr. Cappello’s last day of employment. In the event Dr. Cappello is subject to an “involuntary termination” that does not occur within the “change in control period” (each, as defined in Dr. Cappello’s employment agreement), Dr. Cappello shall be entitled to Company-paid COBRA premiums for up to twelve (12) months. In the event Dr. Cappello is subject to an “involuntary termination” during a “change in control period,” Dr. Cappello is entitled to receive (i) a lump sum cash payment equal to twelve (12) months of his then-current base salary and (ii) Company-paid COBRA premiums for up to twelve (12) months. Such benefits are contingent on Dr. Cappello’s execution and nonrevocation of a general release of claims against the Company.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2024.

			Option Awards(1)				Stock Awards(1)
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price Per Share ($)(2)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Thomas Zindrick, J.D.	9/19/2017	(3)	200,000	—	6.00	9/19/2027	—	—
	9/19/2017	(3)	725,000	—	6.00	9/19/2027	—	—
	3/23/2020	(3)	157,372	—	6.00	3/23/2030	—	—
	9/24/2020	(3)	23,568	—	6.00	9/24/2030	—	—
	9/11/2023	(4)(6)	78,125	171,875	22.40	9/24/2033	—	—
	12/18/2024	(4)(6)	—	183,000	2.29	12/18/2034
	12/18/2024	(5)(6)	—	—	—	—	134,500	317,420
Lourie Zak	9/11/2023	(4)(6)	50,000	100,000	22.40	9/11/2033	—	—
	12/18/2024	(4)(6)	—	56,525	2.29	12/18/2034
	12/18/2024	(5)(6)	—	—	—	—	41,650	98,294
Joseph Cappello, Ph.D.	5/1/2015	(4)(6)	50,000	—	6.00	5/1/2025
	9/13/2017	(4)(6)	80,000	—	6.00	9/13/2027
	12/31/2016	(4)(6)	16,666	—	6.00	12/31/2026
	9/24/2020	(4)(6)	13,333	—	6.00	9/24/2030
	09/11/2023	(4)(6)	65,000	44,688	22.40	09/11/2033
	12/18/2024	(4)(6)	39,000	39,000	2.29	12/18/2034
	12/18/2024	(5)(6)					29,000	68,440

(1)	All of the option and RSU awards were granted under the 2009 Plan, the 2019 Plan, the 2022 Plan or the 2023 Inducement Plan, the terms of which are described below under “Equity Compensation Arrangements—2009 Equity Incentive Plan, 2019 Equity Incentive Plan, 2022 Equity Incentive Plan and 2023 Inducement Plan.”
(2)	In September 2022, the Board approved a stock option repricing whereby the exercise prices of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, were adjusted to equal the initial offering price of $6.00, contingent and effective upon the completion of the Company’s initial public offering.
(3)	All shares subject to this option award were fully vested as of the date of grant.
(4)	The shares subject to this option award vest as to 25% of the total shares on the one-year anniversary of the vesting commencement date, and vest in 1/36th monthly thereafter, subject to continuous service through each such date.
(5)	The shares subject to this RSU award vest as to 25% of the total shares on the one-year anniversary of the vesting commencement date, and the balance of the shares subject to each RSU will vest as to 8.33% on each of the subsequent twelve Quarterly Vesting Dates, subject to continuous service through each such date. “Quarterly Vesting Dates” generally mean each of March 1, June 1, September 1, and December 1.
(6)	In the event the holder is terminated without cause within three months prior to, or within eighteen months following, a change in control, or resigns for good reason within such period, then the unvested portion of this option or RSU shall vest and become exercisable in full.

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

2022 Employee Stock Purchase Plan

The 2022 Employee Stock Purchase Plan (ESPP) is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for U.S. employees. Under the ESPP, all of our regular employees, including our Named Executive Officers, and employees of any of our parent or subsidiary companies designated by the board of directors as eligible to participate may participate and may contribute, normally through payroll deductions, up to 15% of their earnings up to a total of $25,000 per purchase period for the purchase of our common stock under the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our common stock will be purchased for employees participating in the offering. Unless otherwise determined by the Board of Directors, shares of our common stock are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase.

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

Clawbacks

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be legally required to reimburse our Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002, as amended. Additionally, we have implemented a Dodd-Frank Act-compliant clawback policy, as required by SEC rules.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, the Company grants stock options to its employees, including the named executive officers. Historically, the Company has granted new-hire option awards on or soon after a new hire’s employment start date and annual refresh employee option grants which typically are approved at the regularly scheduled meeting of the Compensation Committee occurring in the second half of the year. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the board and at the time of each annual meeting of the Company’s stockholders, respectively, pursuant to the Non-Employee Director Compensation Policy, as further described under the heading, “Non-Employee Director Compensation—Non-Employee Director Compensation Policy” below. The Company does not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (MNPI) about the Company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to the Company’s public disclosure of MNPI.

Non-Employee Director Compensation

The following table sets forth information regarding the compensation earned for service on the Board during the year ended December 31, 2024. Thomas Zindrick, J.D., our current President and Chief Executive Officer, was also a member of the Board during 2024, but did not receive any additional compensation for his service as a director on the Board. Mr. Zindrick’s compensation as an executive officer is set forth in the section titled “Executive Compensation—Summary Compensation Table.” All of our non-employee directors are entitled to reimbursement of direct expenses incurred in connection with attending meetings of the Board or committees thereof.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Stock Awards ($)(1)	Total ($)

James L. Tyree	70,000	77,500	77,500	225,000
John Thomas, Ph.D.	64,000	77,500	77,500	219,000
Mary Mirabelli	60,500	77,500	77,500	215,500
John Smither	76,500	77,500	77,500	216,500

(1)	The amounts reported in this column do not reflect dollar amounts actually received by the director. Instead, the amounts reflect the aggregate grant date fair value of the stock options and RSU’s granted to the director during 2024 under the 2022 Plan, computed in accordance with ASC Topic 718, as further described below. As required by SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. The amount reported in this column reflects the accounting cost for these stock options and does not correspond to the actual economic value that may be received by the director upon the exercise of the stock options or any sale of the underlying shares of common stock.

The table below sets forth the aggregate number of shares subject to outstanding stock options beneficially owned by each of our directors as of December 31, 2024:

Name	Number of Shares Underlying Outstanding Options as of December 31, 2024	Number of Shares Underlying Outstanding RSU Awards as of December 31, 2024	Total Shares
James L. Tyree	148,933	39,541	188,474
John Thomas, Ph.D.	81,209	39,541	120,750
Mary Mirabelli	79,866	39,541	119,407
John Smither	58,916	39,541	98,457

The exercise price of each option is equal to the fair market value of our common stock as of the date of grant.

In October 2024, the Board, following consultation with the Compensation Committee and the Company’s compensation consultant, approved and awarded Mr. Smither a one-time cash payment of $15,000 for his advisory contributions to the Company’s strategic financing transactions, which is reflected in the table above.

Non-Employee Director Compensation Policy

We maintain a non-employee director compensation policy (as amended, the compensation policy) that is applicable to all of our non-employee directors, which was effective from the date of our initial public offering, and was most recently amended in September 2023. This compensation policy provides that each such non-employee director will automatically receive the following compensation for service on the Board:

●	an annual cash retainer of $40,000;
●	an additional annual cash retainer of $30,000 to the lead independent director of the Board;
●	an additional annual cash retainer of $15,000, $10,000, and $8,000 for service as chair of our Audit Committee, Compensation Committee and Nominating Committee, respectively;
●	an additional annual cash retainer (not applicable to committee chairs) of $7,500, $5,000, and $4,000 for service as a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively;
●	for each eligible director who is first elected or appointed to the Board, an initial option to purchase a number of shares of our common stock with a grant-date value of $155,000 and a restricted stock unit award with a grant-date value of $155,000 (the Initial Grants). These Initial Grants will vest in equal installments every three months over a three year period such that the Initial Grants are fully vested on the third anniversary of the date of grant, subject to the directors continuous service through each such vesting date, and will vest in full upon a Change in Control (as defined in the 2022 Plan). The number of shares underlying stock options hall be calculated based on the grant date fair value of a share of our common stock using a Black-Scholes model. The number of shares underlying restricted stock unit awards shall be calculated in accordance with the Company’s equity award policy in effect from time to time; and
●	an annual option grant to purchase a number of shares of our common stock with a grant-date value of $77,500 and a restricted stock unit award with a grant-date value of $77,500 (the Annual Grants); provided, however, that if a director has not served as member of the Board for 12 months prior to the applicable annual stockholder meeting, the number of shares subject to such individual’s Annual Grants will be pro-rated based on the number of full months served on the Board, rounded to the nearest whole share. The Annual Grants will vest on the first anniversary of the date of grant, provided that the Annual Grants will in any case be fully vested on the date of Company’s next annual stockholder meeting, subject to the director’s continuous service through such vesting date and will vest in full upon a Change in Control. The number of shares underlying stock options hall be calculated based on the grant date fair value of a share of our common stock using a Black-Scholes model. The number of shares underlying restricted stock unit awards shall be calculated in accordance with the Company’s equity award policy in effect from time to time.

Each of the option grants and restricted stock unit awards described above will be granted under our 2022 Plan. The term of each option will be 10 years, subject to earlier termination as provided in the 2022 Plan.

In addition, the Board or the Compensation Committee may from time to time determine to make discretionary cash awards and/or discretionary grants of stock options or other equity awards under the 2022 Plan to our non-employee directors in connection with their service on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our capital stock as of April 29, 2025 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our directors;
●	each our of named executive officers; and
●	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws. Shares of our common stock subject to options, restricted stock units or other rights that are currently exercisable or exercisable within 60 days of April 29, 2025 are deemed to be outstanding and to be beneficially owned by the person holding such equity for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Applicable percentage ownership is based on 37,734,967 shares of Common Stock outstanding as of April 29, 2025.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Genelux Corporation, 2625 Townsgate Road, Suite 230, Westlake Village, California 91361.

Name and Address of Beneficial Owner:	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% Holders
Aladar Szalay, Ph.D.(1)	3,413,581	9.0%
Directors and Named Executive Officers:
Mary Mirabelli(2)	49,857	*
John Smither(3)	27,867	*
John Thomas, Ph.D. (4)	559,557	1.5%
James L. Tyree(5)	150,505	*
Thomas Zindrick, J.D.(6)	1,672,609	4.3%
Lourie Zak(7)	180,177	*
Joseph Cappello, Ph.D.(8)	242,731	*
All directors and executive officers as a group (12 persons)(9)	3,611,124	9.6%

*Represents beneficial ownership of less than 1%.

(1)	Consists of shares of common stock held by Dr. Szalay and his affiliates.

(2)	Consists of (i) 12,460 shares of common stock; (ii) 29,397 shares of common stock issuable to Ms. Mirabelli pursuant to options exercisable within 60 days of April 29, 2025; and (iii) 8,000 shares of common stock issuable to Ms. Mirabelli pursuant to warrants exercisable within 60 days of April 29, 2025.

(3)	Consists of (i) 13,170 shares of common stock; (ii) 8,447 shares of common stock issuable to Mr. Smither pursuant to options exercisable within 60 days of April 29, 2025; and (iii) 6,250 shares of common stock issuable to Mr. Smither pursuant to warrants exercisable within 60 days of April 29, 2025.

(4)	Consists of (i) 471,920 shares of common stock; (ii) 85,137 shares of common stock issuable to Dr. Thomas pursuant to options exercisable within 60 days of the April 29, 2025; and (iii) 2,500 shares of common stock issuable to Dr. Thomas pursuant to warrants exercisable within 60 days of April 29, 2025.

(5)	Consists of (i) 45,791 shares of common stock; (ii) 98,464 shares of common stock issuable to Mr. Tyree pursuant to options exercisable within 60 days of April 29, 2025; and (iii) 6,250 shares of common stock issuable to Mr. Tyree pursuant to warrants exercisable within 60 days of April 29, 2025.

(6)	Consists of (i) 237,372 shares of common stock; (ii) 30,339 shares of our common stock subject to the vesting of restricted stock units within 60 days of April 29, 2025, (iii) 1,204,898 shares of common stock issuable to Mr. Zindrick pursuant to options exercisable within 60 days of April 29, 2025; and (iv) 200,000 shares of common stock issuable to Mr. Zindrick pursuant to warrants exercisable within 60 days of April 29, 2025.

(7)	Consists of (i) 82,452 shares of common stock held directly by Ms. Zak, (ii) 13,350 shares of our common stock subject to the vesting of restricted stock units within 60 days of April 29, 2025, (iii) 53,125 shares of common stock issuable to Ms. Zak pursuant to options exercisable within 60 days of April 29, 2025; and (iv) 31,250 shares of common stock issuable to Ms. Zak pursuant to warrants exercisable within 60 days of April 29, 2025.

(8)	Consists of (i) 43,653 shares of common stock, (ii) 13,350 shares of our common stock subject to the vesting of restricted stock units within 60 days of April 29, 2025, and (iii) 185,728 shares of common stock issuable to Dr. Cappello pursuant to options exercisable within 60 days of April 29, 2025.

(9)	Consists of (i) the shares of common stock described in notes (2) through (6) and (8) above; (ii) 166,660 shares of common stock issuable to Dr. Scigalla pursuant to options exercisable within 60 days of April 29, 2025; (iii) (a) 39,869 shares of common stock held by Dr. Yu, (b) 13,350 shares of our common stock issuable to Dr. Yu subject to the vesting of restricted stock units within 60 days of April 29, 2025, (c) 233,381 shares of common stock issuable to Dr. Yu pursuant to options exercisable within 60 days of April 29, 2025, and (d) 2,500 shares of common stock issuable to Dr. Yu pursuant to warrants exercisable within 60 days of April 29, 2025; (iv) (a) 31,847 shares of common stock held by Mr. Smalling, (b) 4,797 shares of our common stock issuable to Mr. Smalling subject to the vesting of restricted stock units within 60 days of April 29, 2025, (c) 33,083 shares of common stock issuable to Mr. Smalling pursuant to options exercisable within 60 days of April 14, 2024, and (d) 1,250 shares of common stock issuable to Mr. Smalling pursuant to warrants exercisable within 60 days of April 29, 2025; and (v) (a) 43,653 shares of common stock held by Mr. Ryder, (b) 10,708 shares of our common stock issuable to Mr. Ryder subject to the vesting of restricted stock units within 60 days of April 29, 2025, (c) 137,083 shares of common stock issuable to Mr. Ryder pursuant to options exercisable within 60 days of April 29, 2025, and (d) 10,000 shares of common stock issuable to Mr. Ryder pursuant to warrants exercisable within 60 days of April 29, 2025.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders:
2009 Equity Incentive Plan	1,754,213	6.08	—
2019 Equity Incentive Plan	1,637,562	6.08	—
2022 Equity Incentive Plan	3,113,962	8.82	1,025,487
2022 Employee Stock Purchase Plan	53,818	—	914,072
Equity compensation plans not approved by security holders	383,800	22.40	616,200
Total	7,000,439		2,555,759

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

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2023 and 2024, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Offer Letters and Equity Awards

We have entered into offer letters with certain of our executive officers and granted equity awards to our executive officers and our directors. For more information regarding these agreements and awards with our named executive officers and directors, see the sections titled “Executive Compensation” and “Non-Employee Director Compensation.”

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

Independence of the Board of Directors

As required under the listing standards of The Nasdaq Stock Market, LLC (Nasdaq), a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The board of directors consults with our outside counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weinberg & Company, P.A. (Los Angeles, California, PCAOB Auditor ID: 572), who performed our audit services for fiscal year 2024 and 2023 including an audit of the financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since 2021.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and 2023 by Weinberg & Company, P.A., our independent registered public accounting firm.

	Fees for Fiscal 2024	Fees for Fiscal 2023
Audit Fees	$185,147	$219,338
All Other Fees	137,265	43,596
Total Fees	$322,412	$262,934

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For a list of the financial statements included herein, see Index on page F-1 of the Original Form 10-K.

(a)(2) Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

(a)(3) List of Exhibits.

Item 16. Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Investors’ Rights Agreement, by and among the Registrant and AbbVie, Inc. and Aladar Szalay, Ph.D., dated January 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.3¥	Form of Warrant to Purchase Common Stock issued to WDC Fund I, dated September 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.4	Form of Umbrella Agreement Regarding Family Investments (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.5	Form of Convertible Note Purchase Agreement under the Umbrella Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.6	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.8	Letter Agreement Amending the Umbrella Agreements, by and among the Registrant and Existing Noteholders dated April 4, 2023 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.9	Form of Warrant to Purchase Common Stock issued on July 28, 2023 in connection with Converted Convertible Notes Payable (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

4.10	Form of Warrant to Purchase Common Stock issued on August 1, 2023 in connection with Converted Convertible Notes Payable. (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

4.11	Form of Indenture (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on May 24, 2024).

4.16	Description of Registrant’s Capital Stock (incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-41599), filed with the SEC on March 28, 2025.

10.1+	Genelux Corporation 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.3+	Genelux Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.5+	Genelux Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.6+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.7+	Genelux Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.8+	Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.9+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Executive Officers under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.10+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Non-Executives under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.11+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Executive Officers under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.12+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Non-Executives under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.13+	Genelux Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.14+	Form of Indemnification Agreement by and between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.15+	Offer Letter, by and between the Registrant and Sean Ryder, dated September 29, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.16+	Executive Employment Offer Letter, by and between the Registrant and Thomas Zindrick, J.D., dated May 30, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on June 2, 2023).

10.17+	Executive Employment Offer Letter, by and between the Registrant and Ralph Smalling, MS, dated June 1, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

10.18	Lease Agreement, by and between the Registrant and 1175-1177 Idaho Street, LLC, dated January 2012, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.19	Lease Agreement, by and between the Registrant and Townsgate Property, LLC, dated as of August 2002 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.20	Industrial/Commercial Multi-Tenant Lease, by and between the Registrant and Marindustry Partners, LP, dated July 2018, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.21	Sixteenth Amendment to Lease Agreement, by and between the Registrant and 3030 Bunker Hill Owner (DE) LLC, dated January 26, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

10.22	Amended and Restated Limited Liability Company Agreement, by and between the Registrant, TVAX Biomedical, Inc. and V2ACT Therapeutics, LLC, dated January 3, 2019 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.23¥#	License Agreement, by and between TVAX Biomedical, Inc. and V2ACT Therapeutics, LLC, dated June 18, 2021, as amended (incorporated by reference to Exhibit10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.24¥#	License Agreement, by and between the Registrant and V2ACT Therapeutics, LLC, dated June 18, 2021, as amended (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.25¥#	License Agreement, by and between the Registrant and Newsoara BioPharma Co, Ltd., dated September 27, 2021 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.26¥#	License Agreement, by and between the Registrant and ELIAS Animal Health, LLC, dated November 15, 2021, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.29	Securities Purchase Agreement, dated May 12, 2023, by and among the Registrant and the Purchasers. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

10.30	Sales Agreement, by and between the Registrant and Guggenheim Securities, LLC, dated February 2, 2024 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024).

10.31+*	Consulting Agreement, by and between the Registrant and Pharmaceutical Research Consulting, dated September 1, 2011, as amended.

10.32+*	Offer Letter, by and between the Registrant and Joseph Cappello, Ph.D., dated May 21, 2023.
10.33+*	Offer Letter, by and between the Registrant and Tony Yu, Ph.D., dated May 21, 2023.
19	Registrant’s Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K (File No. 001-41599), filed with the SEC on March 28, 2025).

23.1	Consent of Weinberg & Company, P.A., independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-41599), filed with the SEC on March 28, 2025).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-41599), filed with the SEC on March 28, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-41599) filed with the SEC on March 28, 2025).

97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-41599) filed with the SEC on March 29, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this Annual Report on Form 10-K/A.
†	This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates management contract or compensatory plan.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused Amendment No. 1 to the Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2025	By:	/s/ Thomas Zindrick, J.D.
	Name:	Thomas Zindrick, J.D.
	Title:	President and Chief Executive Officer

