Form 10-Q
period 2025-03-31
GENELUX Corp
filed 2025-05-06
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of April 29, 2025 was 37,734,967.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development costs; the anticipated timing, costs and conduct of our clinical trials for our only product candidate, Olvi-Vec; the timing and likelihood of regulatory filings and approvals for Olvi-Vec; our ability to commercialize Olvi-Vec, if approved; the pricing and reimbursement of Olvi-Vec, if approved; the potential benefits of strategic collaborations and our ability to enter into strategic arrangements; the timing and likelihood of success, plans and objectives of management for future operations; future results of anticipated product development efforts; and our expected future financing needs, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report, and while we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely on these statements.

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

GENELUX CORPORATION

FORM 10-Q

MARCH 31, 2025

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements.

Genelux Corporation

Condensed Balance Sheets

(in thousands, except for share amounts and par value data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,206	$8,565
Short-term investments	18,896	22,330
Prepaid expenses and other current assets	843	653
Total Current Assets	35,945	31,548

Property and equipment, net	1,287	1,316
Right of use assets	1,680	1,760
Other assets	73	92
Total Other Assets	3,040	3,168

TOTAL ASSETS	$38,985	$34,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,688	$5,570
Accrued payroll and payroll taxes	664	1,004
Lease liabilities, current portion	337	329
Total Current Liabilities	7,689	6,903

Lease liabilities, long-term portion	1,450	1,539
Total Liabilities	9,139	8,442

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 200,000,000 shares authorized; 37,733,140 and 34,728,140 shares issued and outstanding, respectively	38	35
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	289,097	278,001
Accumulated other comprehensive income	29	64
Accumulated deficit	(258,885)	(251,393)
Total Shareholders’ Equity	29,846	26,274

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,985	$34,716

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)

Revenues	$-	$8

Operating expenses:
Research and development	4,698	4,010
General and administrative	3,118	4,113
Total operating expenses	7,816	8,123

Loss from operations	(7,816)	(8,115)

Other income:
Interest income	184	114
Bond accretion income	140	151
Total other income	324	265

NET LOSS	$(7,492)	$(7,850)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.21)	$(0.29)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	34,926,075	26,849,737

The accompanying notes are an integral part of these condensed financial statements.

4

Genelux Corporation

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)

Net loss	$(7,492)	$(7,850)

Other comprehensive loss:
Net unrealized loss on short and long-term investments	(35)	(19)
Comprehensive loss	$(7,527)	$(7,869)

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Shareholders’ Equity (Unaudited)

(in thousands, except share amounts)

						Accumulated
			Treasury		Additional	Other
	Common Stock		Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2024	34,728,140	$35	(433,333)	$(433)	$278,001	$64	$(251,393)	26,274

Unrealized loss on short and long-term investments	-	-	-	-	-	(35)	-	(35)

Stock compensation	-	-	-	-	1,423	-	-	1,423

Issuance of common stock for cash in connection with secondary public offering	3,000,000	3	-	-	9,550	-	-	9,553

Fair value of vested restricted stock units	-	-	-	-	103	-	-	103

Cost of stock option repricing	-	-	-	-	6	-	-	6

Issuance of common stock upon exercise of stock option	5,000	-	-	-	14	-	-	14

Net loss during the three months ended March 31, 2025	-	-	-	-	-	-	(7,492)	(7,492)

Balance, March 31, 2025 (unaudited)	37,733,140	$38	(433,333)	$(433)	$289,097	$29	$(258,885)	$29,846

Balance, December 31, 2023	26,788,986	$27	(433,333)	$(433)	$241,389	$14	$(221,524)	19,473

Unrealized loss on short and long-term investments	-	-	-	-	-	(19)	-	(19)

Stock compensation	-	-	-	-	1,489	-	-	1,489

Fair value of vested restricted stock units	131,267	-	-	-	989	-	-	989

Cost of stock option modifications and repricing	-	-	-	-	314	-	-	314

Issuance of common shares upon exercise of stock warrants	76,487	-	-	-	688	-	-	688

Net loss during the three months ended March 31, 2024	-	-	-	-	-	-	(7,850)	(7,850)

Balance, March 31, 2024 (unaudited)	26,996,740	$27	(433,333)	$(433)	$244,869	$(5)	$(229,374)	$15,084

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(7,492)	$(7,850)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	59	84
Net amortization of premiums and discounts on short-term investments	(140)	(151)
Right-of-use asset	80	164
Stock compensation	1,423	1,489
Fair value of restricted stock units	103	989
Cost of stock option modifications and repricing	6	314
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses and other assets	(171)	(565)
(Decrease) Increase in:
Accounts payable and accrued expenses	1,118	1,529
Accrued payroll and payroll taxes	(340)	(209)
Lease liability	(81)	(148)
Net cash used in operating activities	(5,435)	(4,354)

Cash Flows from Investing Activities
Purchases of property and equipment	(30)	(30)
Purchase of short-term investments	(2,461)	(3,161)
Proceeds from maturities of short-term investments	6,000	1,500
Net cash provided by (used in) investing activities	3,509	(1,691)

Cash Flows from Financing Activities
Proceeds from the exercise of stock options	14	-
Proceeds from the exercise of stock warrants	-	688
Proceeds from common stock issued for cash in connection with secondary public offering	9,553	-
Net cash provided by financing activities	9,567	688

Net increase (decrease) in cash and cash equivalents	7,641	(5,357)

Cash and cash equivalents at the beginning of period	8,565	9,418
Cash and cash equivalents at the end of period	$16,206	$4,061

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Unrealized loss on investments	$35	$19

The accompanying notes are an integral part of these condensed financial statements.

GENELUX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $7,492 and used cash in operations of $5,435 during the three months ended March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $35,102. However, we do not have any committed external source of funds or other support for our developmental efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance will enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate.

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

For the three months ended March 31, 2025 and 2024, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	March 31, 2025	March 31, 2024
Stock options	5,491,921	5,118,920
Stock warrants	8,017,975	397,975
Restricted stock units	579,714	57,323
Total	14,089,610	5,574,218

Revenue Recognition

The Company records revenue under the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

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

During the three months ended March 31, 2024, the Company recognized revenue of $8 relating to its license agreement with ELIAS Animal Health, LLC. No revenues were recognized during the three months ended March 31, 2025.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2025, and December 31, 2024. As of March 31, 2025, and December 31, 2024, the amount of cash equivalents included in cash and cash equivalents totaled $13,800 and $7,578, respectively.

Short-Term Investments

The Company’s short-term debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive loss and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the Statements of Operations. There were no realized gains or losses during the three months ended March 31, 2025 and 2024.

Bonds with maturity dates subsequent to March 31, 2026, are classified as long-term investments, while bonds with maturity dates on or before March 31, 2026, are classified as short-term investments. All of the Company’s bond investments as of March 31, 2025, and December 31, 2024, had maturities of less than one year, and as such, are classified as short-term investments.

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

No credit-related losses or impairments have been recognized on the Company’s investments in available-for-sale securities during the three months ended March 31, 2025 and 2024.

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

The fair value of each option is estimated using the Black-Scholes option-pricing model. The Company was a private company through January 30, 2023, and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the biotechnology industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is recognized in the period of the forfeiture.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2025 and 2024, comprehensive loss included $35 and $19, respectively, of unrealized loss on short-term investments, net of tax.

Recent Accounting Pronouncements

In November 2024, Financial Accounting Standards Board (“FASB”) issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2025, Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,800	$—	$—	$13,800
Short-term investments:
US Government Agency bonds	—	4,958	—	4,958
US Treasury bonds	—	13,938	—	13,938
	$13,800	$18,896	$—	$32,696

The underlying securities in the money market funds held by the Company are all government backed securities.

Valuation of cash equivalents and short and long-term investments

Cash equivalents consisted of money market funds at March 31, 2025 and December 31, 2024. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. U.S. Government Agency bonds and U.S. Treasury bonds are government backed securities representing a Level 2 measurement.

NOTE 4 – SHORT AND LONG-TERM INVESTMENTS

As of March 31, 2025, the Company’s available-for-sale investments by type, consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
US Government Agency bonds	$4,954	$4	$—	$—	$4,958
US Treasury bonds	13,915	23	—	—	13,938
	$18,869	$27	$—	$—	$18,896

As of March 31, 2025 and 2024, all available-for-sale securities consisted of investments that mature within one year.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2024	December 31, 2024
Furniture and office equipment	$148	$148
Laboratory equipment	2,889	2,869
Computer equipment	127	127
Leasehold improvements	1,866	1,856
	5,030	5,000
Less: accumulated depreciation and amortization	(3,743)	(3,684)
Property and equipment, net	$1,287	$1,316

Depreciation expense for each of the three months ended March 31, 2025 and 2024 was $59 and $84, respectively.

NOTE 6 – ACCRUED PAYROLL AND PAYROLL TAXES

As of March 31, 2025 and December 31, 2024, a total of $664 and $1,004 was owed to the Company’s employees for current accrued payroll and payroll taxes, and other compensation related benefits.

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

As of March 31, 2025, the Company has three operating leases with average monthly payments of approximately $66 per month through October 2030.

During the three months ended March 31, 2025 and 2024, the Company reflected combined amortization of the right of use assets of $80 and $164, respectively, related to the leases, resulting in a combined net asset balance of $1,680 and $1,760 as of March 31, 2025 and December 31, 2024, respectively.

The operating lease liability at December 31, 2024 was $1,868. During the three months ended March 31, 2025 and 2024, the Company made combined aggregate payments of $81 and $148, respectively, towards the lease liabilities resulting in a combined lease liability of $1,787 as of March 31, 2025.

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and is currently on a month-to-month basis. Rent expense was $9 during the three months ended March 31, 2025 and 2024, respectively.

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

Authorized shares

The Company’s Certificate of Incorporation authorizes the Company to issue up to 200,000,000 of its common stock. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Company’s board of directors (the “Board”) out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of March 31, 2025, and December 31, 2024, there were 37,733,140 and 34,728,140 shares of common stock issued and outstanding, respectively.

Common Stock Issued for Cash Upon Closing of the Company’s Secondary Public Offering

In March, 2025, we completed an underwritten offering of 3,000,000 shares of our common stock at an offering price of $3.50 per share. The net proceeds received from the offering were $9,553, after deducting discounts and commissions and offering expenses payable by us.

The Company also agreed to issue the underwriter a warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $4.20 per share and which may be exercised until March 25, 2030, subject to certain terms and conditions.

Grant of Restricted Stock Units (RSU)

The following table summarizes restricted common stock activity during the three months ended March 31, 2025:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2024	621,364	$1,902	$3.06
Granted	—	—	—
Vested	—	(103)	—
Forfeited	(41,650)	(95)	2.29
Non-vested, March 31, 2025	579,714	$1,704	$2.95

No RSU’s were granted during the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company recorded $103 of stock compensation for the fair value vesting of restricted common stock. As of March 31, 2025, $1,704 of unamortized compensation remained.

Stock Options

In August 2009, the Board approved the adoption of the 2009 Equity Incentive Plan (“the 2009 Plan”). As of March 31, 2025, no shares were available for grant under the 2009 Plan.

In September 2018, the Board approved the adoption of the 2019 Equity Incentive Plan (the “2019 Plan”). As of March 31, 2025, no shares were available for grant under the 2019 Plan.

In June 2022, the Board approved the adoption of the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of ISOs to employees, including employees of any parent or subsidiary, and for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. The 2022 Plan is a successor to the 2019 Plan. The maximum number of shares of the Company’s common stock under the 2022 Plan that may be issued is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. In January 2025, the number of shares available to be issued under the 2022 Plan automatically increased by 1,729,664 shares, as determined by the 2022 Plan, During the three months ended March 31, 2025, 25,000 shares were granted under the 2022 Plan and 2,679,069 shares were available for grant under the 2022 Plan as of March 31, 2025.

In September 2023, the Board approved the adoption of the Company’s 2023 Inducement Plan (the “Inducement Plan”) to reserve 1,000,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan provides for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based cash and stock awards, and other stock-based awards. In addition, forms of (i) Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and (ii) Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, for both (a) executive officers and (b) employees at or below the vice president level, were adopted and approved for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2022 Plan. During the three months ended March 31, 2025, 275,000 shares were granted under the Inducement Plan. As of March 31, 2025, a total of 443,700 shares were available for grant under the Inducement Plan.

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

Stock Option Grants during the Three Months Ended March 31, 2025

During the three months ended March 31, 2025, under its Inducement Plan, the Board approved the granting of an option to its Chief Financial Officer to purchase 275,000 shares of its common stock with an exercise price of $3.95 per share. The option vests over four years, expires ten years from the date of grant and had a fair value of $914 on the date of grant. The Company valued the option using a Black-Scholes option pricing model.

The assumptions used for the options granted during the period are as follows:

Exercise prices	$3.95
Expected dividends	—
Expected volatility	100.0%
Risk free interest rate	4.4%
Expected term of options	7.0

The table below summarizes the Company’s stock option activities for the three months ended March 31, 2025:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2024	5,375,321	1.96 – 24.75	8.82
Granted	275,000	3.95	3.95
Cancelled	(153,400)	6.00 – 22.40	14.15
Exercised	(5,000)	2.75	2.75
Expired	—	6.00	6.00
Balance, March 31, 2025	5,491,921	$1.96 - 24.75	$8.40
Vested and exercisable, March 31, 2025	3,845,120	$6.00 - 10.50	$7.91
Unvested, March 31, 2025	1,646,801	$6.00 – 24.75	$9.54

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.96 – 6.00	4,414,864	5.14	$5.22	3,346,210	3.72	$6.00
6.01 – 10.50	63,244	2.67	8.78	56,994	1.99	8.92
10.51 – 24.75	1,013,813	8.03	22.25	441,916	7.48	22.28
$6.00 - 24.75	5,491,921	5.65	$8.40	3,845,120	4.13	$7.91

In September 2022, the Board approved a stock option repricing whereby the exercise price of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, would be adjusted to $6.00 per share, the closing price of the Company’s initial public offering. The total cost of the repricing was $2,733, of which $2,719 was recorded as of December 31, 2024, and $6 was recorded during the three months ended March 31, 2025. The remainder of the cost will be recorded over the future vesting periods of the options.

During the three months ended March 31, 2025, the Company recorded $1,423 of stock compensation for the value of all options vested during the period. As of March 31, 2025, unvested compensation of $12,746 remained that will be amortized over the remaining vesting period, through January 2029. The aggregate intrinsic value for option shares outstanding at March 31, 2025 was $373.

Stock Warrants

The table below summarizes the Company’s warrants activities for the three months ended March 31, 2025:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2024	7,897,975	3.00 - 9.00	5.32
Granted	120,000	4.20	4.20
Cancelled	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, March 31, 2025	8,017,975	$3.00 - 9.00	$5.30
Vested and exercisable, March 31, 2025	7,897,975	$3.00 - 9.00	$5.32

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2025:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.00	133,333	1.92	$3.00	133,333	1.92	$3.00
3.01 – 9.00	7,884,642	4.10	5.34	7,764,642	4.09	5.36

$3.00 – 9.00	8,017,975	4.07	$5.30	7,897,975	4.05	$5.32

On March 26, 2025, the Company agreed to issue the underwriter for its secondary public offering a warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $4.20 per share and which may be exercised until March 25, 2030, subject to certain terms and conditions.

There was no aggregate intrinsic value for warrant shares outstanding at March 31, 2025.

Employee Stock Purchase Plan

The Company’s 2022 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 15% of their earnings: (i) on May 16th of each year at a 15% discount of the fair market value of the Company’s common stock on November 17 of the previous year or May 16th, whichever is lower, and (ii) on November 15th of each year at a 15% discount of the fair market value of the Company’s common stock on May 17th or November 15th, whichever is lower. Subsequent offerings will automatically begin on the day that immediately follows the conclusion of the preceding offering. An employee may not purchase more than 7,500 shares per offering or 15,000 shares per calendar year or more than $25,000 annually. A maximum of 700,000 shares of the Company’s shares of common stock may be sold pursuant to purchase rights under the ESPP, plus the number of shares of Common Stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2032. The ESPP includes an “evergreen” feature, which provides that an additional number of shares of common stock will automatically be added to the shares authorized for issuance under the ESPP on January 1st of each year, beginning on January 1, 2024 and ending on (and including) January 1, 2032. The number of shares added each calendar year will equal the lesser of 1% of the Company’s common stock outstanding on December 31st of the preceding calendar year or 2,100,000 or a lesser number as determined by the Board. During the three months ended March 31, 2025, no shares were purchased under the ESPP, and as of March 31, 2025, 1,260,004 shares remain authorized and available for issuance under the ESPP. As of March 31, 2025, the Company held $33 on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and payroll taxes in the Company’s condensed balance sheet.

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

NOTE 10 – SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2025	2024
Revenue	$-	$8

Less:
Research and development, excluding salaries	3,868	3,145
Salaries	716	599
Insurance	223	236
Stock-based compensation	1,533	2,792
Operating expenses	1,476	1,351
Other income	324	265
NET LOSS	$(7,492)	$(7,850)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), and with our audited financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2024.

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

Since inception, we have incurred significant operating losses. Our net losses were $7.5 million and $7.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $258.9 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

During the year ended December 31, 2023, we closed our initial public offering (“IPO”) and two PIPE transactions and received $37.8 million of net proceeds from these transactions. During the year ended December 31, 2024, we closed a second public offering and received $27.7 million of net proceeds from that offering. During the three months ended March 31, 2025, we closed a third public offering and received $9.6 million of net proceeds from that offering. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we have shareholders’ equity of $29.8 million at March 31, 2025. We now expect our cash and cash equivalents, and short-term investments, totaling $35.1 million at March 31, 2025, to last until the third quarter of 2026.

Recent Developments

Underwritten Public Offering

In March, 2025, we completed an underwritten offering of 3,000,000 shares of our common stock at an offering price of $3.50 per share. The net proceeds received from the offering were $9.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

US-Based Phase 2 Trial in NSCLC

In October 2024, we announced that the first patient had been dosed in a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent non-small cell lung cancer (“NSCLC”) in the United States. In accordance with our license agreement with our partner in China, Newsoara BioPharma Co. Ltd. (“Newsoara”), Newsoara is generally obligated to fund the Phase 2 clinical trial in its entirety. In November 2023, we agreed with Newsoara that Genelux would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the U.S. only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2025.

Officer Transition

On January 29, 2025, Lourie Zak resigned as Chief Financial Officer of the Company, effective immediately, and on February 3, 2025, the Company announced the appointment of Matthew Pulisic as Chief Financial Officer, effective as of January 30, 2025.

Components of Results of Operations

Net Sales

During the three months ended March 31, 2024, the Company recognized revenue of $0.008 million relating to its license agreement with ELIAS Animal Health, LLC. No revenues were recognized during the three months ended March 31, 2025.

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

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete development of our current or future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if they are approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies and clinical trials and other research and development activities;

●	establishing an appropriate safety profile;

●	successful enrollment in and completion of clinical trials;

●	whether our product candidates show safety and efficacy in our clinical trials;

●	receipt of marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

●	commercializing product candidates, if and when approved, whether alone or in collaboration with others;

●	continued acceptable safety profile of the products following any regulatory approval;

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,	March 31,
	2025	2024
Revenues	$—	$8

Operating Expenses:
Research and development	4,698	4,010
General and administrative	3,118	4,113
Total operating expenses	7,816	8,123
Loss from operations	(7,816)	(8,115)
Other income:
Interest income	184	114
Bond accretion income	140	151
Total other income	324	265

Net loss	$(7,492)	$(7,850)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,	March 31,
Research and Development Expenses:	2025	2024
Employee compensation and related expenses	$830	$865
Stock compensation, including the cost of stock options and restricted stock grants	496	1,053
Manufacturing and laboratory materials and other expenses	398	257
Outsourced manufacturing services	359	389
Clinical and regulatory expenses	2,344	944
Facility-related expenses, including depreciation	170	419
Consulting expenses and contract labor	99	60
Other expenses	2	23
Total research and development expenses	$4,698	$4,010

Research and development expenses were $4.7 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $0.7 million. Significant variations between periods are primarily a result of a $1.4 million increase in clinical and regulatory expenses relating to increased clinical trial costs associated with our Phase 3 On Prime Registration trial in 2025, partially offset by a $0.6 million decrease in stock-related compensation in 2025, relating to the decreased cost of stock options and restricted stock units in 2025.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,	March 31,
General and Administrative Expenses:	2025	2024
Employee compensation and related expenses	$716	$599
Stock compensation, including the cost of stock options and restricted stock grants	1,037	1,739
Professional services	893	1,061
Facility-related expenses	81	126
Insurance expenses	223	236
Consulting and contract labor expenses	74	206
Other expenses	94	146
Total general and administrative expenses	$3,118	$4,113

General and administrative expenses were $3.1 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $1.0 million. Significant variations between periods are primarily a result of a $0.7 million decrease in stock compensation expense in 2025, due to the decrease in the cost of stock options and restricted stock units in 2025.

Other Expenses, net

Other income was $0.3 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, other income consisted of interest income of $0.2 million and bond accretion income of $0.1 million from the investment into money market funds and short and long-term bond investments, while during the same period in 2024, other income consisted of interest income of $0.1 million and bond accretion income of $0.2 million.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $7.5 million and used cash in operations of $5.4 million during the three months ended March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to the uncertainty that accompanies our audited financial statements as of and for the year ended December 31, 2024. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $35.1 million. However, we do not have any committed external source of funds or other support for our developmental efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance will enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate.

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

Cash Flows

The table below summarizes our cash flow activities for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,	March 31,
Net cash provided by (used in):	2025	2024
Operating activities	$(5,435)	$(4,354)
Investing activities	3,509	(1,691)
Financing activities	9,567	688
Net increase (decrease) in cash	$7,641	$(5,357)

Operating Activities

During the three months ended March 31, 2025, we used cash from operating activities of $5.4 million, compared to $4.4 million used during the three months ended March 31, 2024. During the three months ended March 31, 2025, we incurred a net loss of $7.5 million and had non-cash expenses of $1.5 million, compared to a net loss of $7.9 million and non-cash expenses of $2.9 million during the three months ended March 31, 2024. The primary non-cash expense during both periods was stock-related compensation totaling $1.5 million and $2.8 million during the three months ended March 31, 2025 and 2024, respectively. The net change in operating assets and liabilities during the three months ended March 31, 2025 provided cash of $0.5 million, compared to $0.6 million provided during the three months ended March 31, 2024. The primary source of cash relating to operating assets and liabilities during the three months ended March 31, 2025 was the increase in accounts payable and accrued expenses of $1.1 million, while the primary source of cash during the three months ended March 31, 2024 was the increase in accounts payable and accrued expenses of $1.5 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $3.5 million, consisting of the net maturities of short-term investments of $3.5 million, and purchases of property and equipment of $0.03 million. Net cash used in investing activities for the three months ended March 31, 2024 was $1.7 million, consisting of net purchases of short and long-term investments of $1.7 million, and the purchase of property and equipment of $0.03 million.

Financing Activities

During the three months ended March 31, 2025, we provided cash from operating activities of $9.6 million, compared to $0.7 million provided during the three months ended March 31, 2024. For the three months ended March 31, 2025, cash provided by financing activities consisted of proceeds from the sale of common stock of $9.6 million and proceeds from the exercise of stock options of $0.01 million. For the three months ended March 31, 2024, cash provided by financing activities consisted of proceeds from the exercise of stock warrants of $0.7 million.

Equity Financings

Common Stock Issued for Cash Upon Closing of the Company’s Third Public Offering

In March, 2025, we completed an underwritten offering of 3,000,000 shares of our common stock at an offering price of $3.50 per share. The net proceeds received from the offering were $9.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

We also agreed to issue the underwriter a warrant to purchase 120,000 shares of our common stock at an exercise price of $4.20 per share and which may be exercised until March 25, 2030, subject to certain terms and conditions.

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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

●	the costs of conducting preclinical studies and clinical trials;

●	the costs of manufacturing;

●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;

●	the costs, timing, and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

●	our headcount growth and associated costs as we expand our business operations and research and development activities;

●	the costs of operating as a public company; and

●	the impact of geopolitical and macroeconomic events, including tariffs or other trade measures future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability that may affect our ability to access capital on acceptable terms, if at all.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our unaudited financial statements appearing elsewhere in this Quarterly Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2025 and 2024, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

Recent Accounting Pronouncements

For a description of recently issued accounting standards that may have a material impact on our financial statements or will otherwise apply to our operations, please see Note 2 to our unaudited financial statements appearing elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q (the “Quarterly Report”), including our financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations, stock price and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.*

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net losses were $7.5 million and $29.9 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $258.9 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing Olvi-Vec and our other product candidates and programs, and of conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining marketing approvals for Olvi-Vec and future product candidates we develop if clinical trials are successful;

●	the success of any future collaborations;

●	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

●	the cost and timing of establishing, equipping, and operating our current and planned manufacturing activities;

●	the cost of manufacturing Olvi-Vec and future product candidates for clinical trials in preparation for marketing approval and commercialization;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the cost, timing and outcome of seeking U.S. Food and Drug Administration (“FDA”) and any other regulatory approvals for any future product candidates;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	our ability to establish and maintain healthcare coverage and adequate reimbursement for our future products, if any;

●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

●	the emergence of competing cancer therapies and other adverse market developments;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;

●	the costs associated with being a public company;

●	our need and ability to retain key management and hire scientific, technical, medical and business personnel;

●	the costs associated with expanding our facilities or building out our laboratory space; and

●	the impact of geopolitical and macroeconomic events, including future bank failures, tariffs and other trade measures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the conflicts in the Middle East and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, U.S. political developments and other sources of instability.

Besides the obligations by Newsoara BioPharma Co. Ltd. (“Newsoara”) to provide clinical trial funding under our license agreement with Newsoara (the “Newsoara License Agreement”), we do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance will enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete development of Olvi-Vec or any other product candidate. The failure to receive all or some of the committed proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

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

Newsoara is generally obligated under the Newsoara License Agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered VACV for patients with recurrent non-small cell lung cancer (“NSCLC”), which U.S.-based trial (the “VIRO-25 trial”) is now ongoing with the first patient dosed in October 2024. In November 2023, we agreed with Newsoara that we would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Under the agreed upon terms, Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2025. We expect to report interim results from the NSCLC trial in the second half of 2025. Subject to regulatory authorization in China, the Company expects Newsoara eventually to add sites in China and for the parties to conduct this study as a multi-regional clinical trial.

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

Additionally, we have a portfolio of oncolytic VACV constructs that are in early-to-late stages of discovery and preclinical development that may never advance to clinical-stage development or marketing approval. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend on obtaining marketing approvals for, and successfully commercializing our product candidates, either alone or in collaboration with others, and we cannot guarantee that we will ever obtain marketing approval for any of our product candidates. Before obtaining marketing approval for the commercial distribution of our product candidates, we, or a future collaborator, must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials;

●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

●	acceptance of investigational new drug (IND) applications or IND amendments for our planned clinical trials or future clinical trials;

●	successful enrollment and completion of clinical trials;

●	successful data from our clinical trials that support FDA conclusion of an acceptable risk-benefit profile of our product candidates in the intended populations;

●	receipt of regulatory and marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

●	obtaining regulatory approval to use our existing or future manufacturing processes for the clinical and commercial manufacture of our product candidates at our existing or future manufacturing facilities or at the facilities of one or more third-party manufacturers with whom we would need to establish supply arrangements;

●	successfully launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of any products we develop and their benefits and uses, if and when approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and

●	maintaining a continued acceptable safety profile of the products following approval.

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

Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022 and continues to enroll patients. The FDA may issue further comments to our Phase 3 clinical trial protocol and may conclude Olvi-Vec produced in mammalian cells is not comparable to material produced in chick embryo fibroblast cells, and/or place our IND on clinical hold. Placing our IND on clinical hold may cause delays in the initiation of our Phase 3 registration clinical trial. Any delay in obtaining or failure to obtain authorization from the FDA to conduct our Phase 3 clinical trial could materially adversely affect our ability to generate revenue from Olvi-Vec, which may materially harm our business, financial condition, results of operations, stock price and prospects.

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

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.*

For our lead product candidate, Olvi-Vec, we completed enrollment, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. On March 25, 2025, we announced that we had concluded a productive Type D meeting with the FDA for Olvi-Vec in the treatment of PRROC. In response to a question seeking the FDA’s guidance on our expectations regarding a confirmatory trial based on the Phase 3 OnPrime/GOG-3076 registration trial (Phase 3 trial) results, the FDA responded that “As stated previously, an interim analysis of overall survival (OS) should be planned at the time of the primary progression-free survival (PFS) analysis. If a clinically meaningful PFS advantage is demonstrated in the absence of a decrement in OS, this could potentially support traditional approval.” The FDA further recommended we request a pre-BLA meeting with FDA with topline safety and efficacy data following completion of the trial so that the FDA may discuss next steps. Clinical development is expensive and can take many years to complete and its outcome is inherently uncertain. Olvi-Vec may not perform as we expect in clinical trials, particularly in our open-label, randomized, and controlled Phase 3 registration clinical trial, in which Olvi-Vec may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect and may not ultimately prove to be safe and effective. The FDA’s analysis and interpretation of the data may also differ from ours.

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

Serious adverse events, undesirable side effects (including emergent drug-drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects) or other unexpected properties of our current or future product candidates may be identified during development or after approval, which could halt their development or lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.*

To date, Olvi-Vec is the only product candidate we have tested in humans. The most advanced trial with enrollment completed was our open-label, single-arm Phase 1b/2 clinical trial in PRROC. Enrollment was completed in September 2019, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Additionally, we previously conducted five Phase 1 clinical trials and one Expanded Access Program in different indications, using different routes of administration and different dosing regimens. The most common treatment-related toxicities generally observed in our trials from different routes of administration were pyrexia, nausea, vomiting, chills and fatigue with additional common treatment-related toxicities observed in our intraperitoneal administration trials being abdominal pain and abdominal distension. As we continue our development of Olvi-Vec and initiate clinical trials of any future product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge or be reported, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after the drug is tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label, a Risk Evaluation and Mitigation Strategy (“REMS”) or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require, or we may voluntarily develop strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

Newsoara is generally obligated under our license agreement with Newsoara, dated September 27, 2021 (the “Newsoara License Agreement”) to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States, which VIRO-25 trial is now ongoing with the first patient dosed in October 2024. In November 2023, we agreed with Newsoara that we would directly engage a CRO on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2025.

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

The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with International Conference on Harmonization, and Good Clinical Practice (“GCP”) requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA or comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current Good Manufacturing Practice (“cGMP”) requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and GCPs for any clinical trials that we conduct post-approval.

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

The FDA’s policies or those of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, limit the marketability of our product candidates, or impose additional regulatory obligations on us. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”) overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. In addition, changes in medical practice and standard of care may also impact the marketability of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

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

We are aware of a number of companies developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

●	Oncolytic viral immunotherapies, including Amgen’s IMLYGIC (talimogene laherparepvec), the only FDA-approved oncolytic immunotherapy, which is approved for the local treatment of unresectable cutaneous, subcutaneous, and nodal lesions in patients with melanoma recurrent after initial surgery and is in development for several other indications and Daiichi Sankyo Company, Limited’s DELYTACT (teserpaturev/G47∆), which received conditional and time-limited marketing approval in Japan as a regenerative medical product for treatment of malignant glioma. Other oncolytic viral immunotherapies in development include those by companies such as AstraZeneca PLC (AstraZeneca), Boehringer Ingelheim, CG Oncology, Inc., Candel Therapeutics, Inc., Imugene Limited, Johnson & Johnson, Merck & Co., Inc. (Merck), Oncolytics Biotech Inc., Otsuka Holdings Co. Ltd., Pfizer Inc., Akamis Bio, Regeneron Pharmaceuticals, Inc., Replimune Group, Inc., SillaJen, Inc. (SillaJen), Circio Holding ASA, Theriva Biologics, Inc., Transgene SA (Transgene) and Vyriad, Inc.;

●	Approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno-oncology companies focused on IL-12, such as Ziopharm Oncology Inc.;

●	Cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as Advaxis, Inc., Agenus Inc., AstraZeneca, Bavarian Nordic A/S, BioNTech SE, Genocea Biosciences, Inc., Gritstone Oncology, Inc., Heat Biologics, Inc., ImmunityBio, Inc., IMV Inc., Moderna, Inc., SOTIO a.s., Transgene, and VBI Vaccines Inc.;

●	Cell-based therapies, including tumor infiltrating lymphocytes in development by Iovance Biotherapeutics, Inc., TVAX and Turnstone Biologics, Corp. and approved and in-development CAR T cell therapies, including those commercialized by BMS, Gilead Sciences Inc. and Novartis AG, T cell receptor and NK cell therapies;

●	Therapies aimed at activating innate immunity such as those targeting stimulator of interferon genes protein (and toll-like receptors including those in development by Bristol-Myers Squibb Company, Checkmate Pharmaceuticals Inc., Chinook Therapeutics Inc., GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Merck, Mologen AG, Nektar Therapeutics, TriSalus Life Sciences, and UroGen Pharma Inc.; and

●	Traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

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

Product candidates in registration trials or later development for PRROC include:

●	Relacorilant, an anti-glucocorticoid, by Corcept Therapeutics Inc.;

●	Raludotatug deruxtecan, a CDH6 directed DXd ADC, developed by Daichii Sankyo; and

●	Anlotinib, a receptor tyrosine kinase inhibitor, developed by Advenchen Laboratories.

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

At the federal level, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In addition, the IRA directs the Secretary of the U.S. Department of Health and Human Services (HHS) to establish a Drug Price Negotiation Program (the Program) to lower prices for certain high-expenditure, single-source prescription biologics that have been on the market for at least 11 years covered under Medicare Parts B and D, based on criteria established under the IRA. Under the Program, the Secretary of HHS will publish a list of “selected drugs,” and will then negotiate maximum fair prices (“MFP”) with their manufacturers. Beginning in 2026, the first year of the Program, the number will be limited to 10 Part D drugs and biologics. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Part D and Part B. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95% and the potential of civil monetary penalties. Further, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first 10 drugs that were subject to price negotiations, although the Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that practice will continue under the new framework.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services.

Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (“CCPA”) applies to the personal data of consumers, business representatives and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. We may also be subject to new U.S. state laws governing the privacy of consumer health data. For example, we are subject to Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR” and together with the EU GDPR, the “GDPR”), and the Swiss Federal Act on Data Protection impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws.

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

Our employees and personnel may use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

As of March 31, 2025, we had 24 full-time and part-time employees, including 15 employees engaged in research and development and manufacturing. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We rely on specialized laboratory equipment, supplies, and materials, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with specialized laboratory equipment used in the manufacture of Olvi-Vec. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

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

We have generated significant NOL carryforwards and research and development tax credits (“R&D credits”) as a result of our incurrence of losses and our conduct of research activities since inception. As of March 31, 2025, we had federal and state NOL carryforwards of approximately $160.0 million and $134.0 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Our U.S. federal NOL carryforwards generated in taxable years beginning before January 1, 2018 can be carried forward to each of the 20 taxable years following the year of the loss. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, totaling $50.0 million, may be carried forward indefinitely, but the utilization of such U.S. federal NOLs is limited. As of March 31, 2025, we also had federal and state R&D credit carryforwards of $2.6 million and $2.0 million, respectively. Our U.S. federal R&D credit carryforwards can be carried forward 20 taxable years. If not utilized in that period, these R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, the California state R&D credits carry forward indefinitely until utilized.

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

We expect our operating results to be subject to quarterly fluctuations, which makes it difficult for us to predict our future operating results. Our net loss and other operating results will be affected by numerous factors, including:

●	the timing and cost of, and level of investment in, research and development and commercialization activities relating to our current and any future product candidates, which will change from time to time;

●	the total expenses we incur in connection with establishing, equipping, and operating our current and any future manufacturing facility(ies);

●	the cost of manufacturing our current and any future product candidates, which may vary depending on the FDA’s and comparable foreign regulatory authorities’ guidelines and requirements, the quantity of production and the terms of any agreements with suppliers;

●	results of preclinical studies and current and future clinical trials, or the addition or termination of future clinical trials or funding support by us, or future collaborators or licensing partners;

●	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	additions and departures of key personnel;

●	strategic decisions by us, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;

●	regulatory developments affecting our product candidates;

●	changes in accounting pronouncements or changes in our accounting policies;

●	ineffectiveness of our internal controls;

●	changes in the variables used as a basis for valuing these stock-based awards, resulting in changes in the magnitude of the expense that we must recognize;

●	general geopolitical and macroeconomic conditions, including future bank failures, tariffs and other trade measures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the conflicts in the Middle East and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, U.S. political developments and other sources of instability; and

●	potential unforeseen business disruptions that increase our costs or expenses.

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

In addition, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. A decline in the market price of our common stock also could adversely affect our ability to issue additional shares of common stock or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our common stock will develop or be sustained.

The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in, our clinical trials for Olvi-Vec, our preclinical studies and any other future clinical development programs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	commencement or termination of collaboration, licensing or similar arrangements for our development programs;

●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	failure or discontinuation of any of our development programs;

●	our ability to commercialize Olvi-Vec and our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	our partners’ and collaborators’ ability to successfully commercialize their licensed product candidates;

●	developments or setbacks related to drugs that are co-administered with any of our product candidates, such as cellular and targeted therapies;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to the development of Olvi-Vec and any other product candidate we may develop;

●	changes in the competitive landscape in our industry, including results of clinical trials of existing and potential future products that compete with Olvi-Vec and our other product candidates;

●	our ability to adequately support future growth;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	future accounting pronouncements or changes in our accounting policies;

●	announcements or expectations of additional financing efforts by us;

●	sales of our common stock by us, our insiders or other stockholders;

●	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including future bank failures, tariffs and other trade measures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the conflicts in the Middle East and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, U.S. political developments and other sources of instability; and

●	investors’ general perception of us and our business.

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

In March, 2025, we completed an underwritten offering of 3,000,000 shares of our common stock at an offering price of $3.50 per share. The net proceeds received from the offering were $9.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

In February 2024, we entered into a Sales Agreement with Guggenheim Securities, LLC (“Guggenheim”) implementing an “at-the-market” offering program (the “ATM”). In the ATM, we may offer and sell, from time to time and at our option, up to an aggregate of $100.0 million of shares of our common stock through Guggenheim, acting as sales agent. Guggenheim is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM. During the three months ended March 31, 2025, no shares of common stock were sold under the ATM.

Pursuant to our 2022 Plan and the 2023 Inducement Plan (the “Inducement Plan”), we are authorized to grant equity awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2022 Plan will automatically increase on January 1 of each year, beginning on January 1, 2024 and continuing through and including January 1, 2032, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 through January 1, 2032, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 2,100,000 shares of common stock; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Investors’ Rights Agreement, by and among the Registrant and AbbVie, Inc. and Aladar Szalay, Ph.D., dated January 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.3¥	Form of Warrant to Purchase Common Stock issued to WDC Fund I, dated September 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.4	Form of Umbrella Agreement Regarding Family Investments (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.5	Form of Convertible Note Purchase Agreement under the Umbrella Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.6	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.8	Letter Agreement Amending the Umbrella Agreements, by and among the Registrant and Existing Noteholders dated April 4, 2023 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.9	Form of Warrant to Purchase Common Stock issued on July 28, 2023 in connection with Converted Convertible Notes Payable (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

4.10	Form of Warrant to Purchase Common Stock issued on August 1, 2023 in connection with Converted Convertible Notes Payable. (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

4.11	Form of Indenture (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024.

4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on May 24, 2024).

10.1+	Separation Agreement, by and between the Registrant and Lourie Zak, dated January 29, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599) filed with the SEC on February 3, 2025.

10.2+*	Executive Employment Offer Letter, by and between the Registrant and Matthew Pulisic, dated January 16, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this Quarterly Report on Form 10-Q.
†	This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates management contract or compensatory plan.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2025

GENELUX CORPORATION

By:	/s/ Thomas Zindrick, J.D.
Thomas Zindrick, J.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Matthew Pulisic
Matthew Pulisic
Chief Financial Officer
(Principal Financial and Accounting Officer)

