Form 10-Q
period 2025-06-30
GENELUX Corp
filed 2025-08-07
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of August 4, 2025 was 37,773,443.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Forward-looking statements contained in this Quarterly Report include statements regarding:

●	the timing, progress and results of clinical studies for our product candidates, including the development of our only product candidate, Olvi-Vec;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the potential benefits and market opportunity for our product candidates and CHOICE platform;
●	expectations regarding the size, scope and design of clinical studies;
●	our manufacturing, commercialization, and marketing plans and strategies;
●	our plans to hire additional personnel and our ability to attract and retain such personnel;
●	our estimates of the number of patients who suffer from the diseases we are targeting and potential growth in our target markets;
●	our expectations regarding the approval and use of our product candidates;
●	our competitive position and the development and impact of competing therapies that are or may become available;
●	expectations regarding future events under collaboration and licensing agreements, including potential future payments, as well as our plans and strategies for entering into further collaboration and licensing agreements;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	the rate and degree of market acceptance and clinical utility of product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our future financial performance;
●	the period over which we estimate our existing cash, cash equivalents and investments will be sufficient to fund our future operations;
●	our expected use of net proceeds from our financing transactions;
●	the impact of laws and regulations;
●	the impact of geopolitical and macroeconomic factors; and
●	other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” in this Quarterly Report.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024 (the “Annual Report”) and in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

GENELUX CORPORATION

FORM 10-Q

JUNE 30, 2025

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

Genelux Corporation

Condensed Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,546	$8,565
Short-term investments	21,426	22,330
Prepaid expenses and other current assets	1,263	653
Total Current Assets	29,235	31,548

Property and equipment, net	1,339	1,316
Right of use assets	1,600	1,760
Other assets	73	92
Total Other Assets	3,012	3,168

Total Assets	$32,247	$34,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,033	$5,570
Accrued payroll and payroll taxes	610	1,004
Lease liabilities, current portion	345	329
Total Current Liabilities	6,988	6,903

Lease liabilities, long-term portion	1,361	1,539
Total Liabilities	8,349	8,442

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.001, 200,000,000 shares authorized; 37,759,016 and 34,728,140 shares issued and outstanding, respectively	38	35
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	290,631	278,001
Accumulated other comprehensive income	3	64
Accumulated deficit	(266,341)	(251,393)
Total Stockholders’ Equity	23,898	26,274

Total Liabilities and Stockholders’ Equity	$32,247	$34,716

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$8

Operating expenses:
Research and development	4,758	4,417	9,456	8,427
General and administrative	3,034	2,475	6,152	6,588
Total operating expenses	7,792	6,892	15,608	15,015

Loss from operations	(7,792)	(6,892)	(15,608)	(15,007)

Other income:
Interest income	224	163	408	277
Bond accretion income	112	153	252	304
Total other income	336	316	660	581

Net loss	$(7,456)	$(6,576)	$(14,948)	$(14,426)

Loss per share - Basic and Diluted	$(0.20)	$(0.22)	$(0.41)	$(0.51)

Weighted-average shares outstanding
- Basic and Diluted	37,946,330	29,689,344	36,346,125	28,308,046

Other comprehensive loss:
Net unrealized loss on investments	(26)	(6)	(61)	(25)
Comprehensive loss	$(7,482)	$(6,582)	$(15,009)	$(14,451)

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2024	34,728,140	$35	(433,333)	$(433)	$278,001	$64	$(251,393)	$26,274
Stock compensation	-	-	-	-	1,423	-	-	1,423
Unrealized loss on investments	-	-	-	-	-	(35)		(35)
Fair value of vested restricted stock units	-	-	-	-	103	-	-	103
Issuance of common shares for cash and warrants, net of costs	3,000,000	3	-	-	9,550	-	-	9,553
Cost of stock option modifications and repricing	-	-	-	-	6	-	-	6
Issuance of common stock in connection with the Company’s equity award programs	5,000	-	-	-	14	-	-	14
Net loss during the three months ended March 31, 2025	-	-	-	-	-	-	(7,492)	(7,492)
Balance at March 31, 2025	37,733,140	$38	(433,333)	$(433)	$289,097	$29	$(258,885)	$29,846
Stock compensation	-	-	-	-	1,290	-	-	1,290
Unrealized loss on investments	-	-	-	-	-	(26)	-	(26)
Fair value of vested restricted stock units	-	-	-	-	185	-	-	185
Cost of stock option modifications and repricing	-	-	-	-	7	-	-	7
Common stock issued under equity award plans	25,876	-	-	-	52	-	-	52
Net loss during the three months ended June 30, 2025	-	-	-	-	-	-	(7,456)	(7,456)
Balance, June 30, 2025	37,759,016	$38	(433,333)	$(433)	$290,631	$3	$(266,341)	$23,898

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2023	26,788,986	$27	(433,333)	$(433)	$241,389	$14	$(221,524)	$19,473
Stock compensation	-	-	-	-	1,489	-	-	1,489
Unrealized loss on investments	-	-	-	-	-	(19)	-	(19)
Fair value of vested restricted stock units	131,267	-	-	-	989	-	-	989
Issuance of common shares for cash and warrants, net of costs	76,487	-	-	-	688	-	-	688
Cost of stock option modifications and repricing	-	-	-	-	314	-	-	314
Net loss during the three months ended March 31, 2024	-	-	-	-	-	-	(7,850)	(7,850)
Balance, March 31, 2024	26,996,740	$27	(433,333)	$(433)	$244,869	$(5)	$(229,374)	$15,084
Stock compensation	-	-	-	-	1,298	-	-	1,298
Unrealized loss on investments	-	-	-	-	-	(6)	-	(6)
Fair value of vested restricted stock units	-	-	-	-	136	-	-	136
Cost of stock option modifications and repricing	-	-	-	-	6	-	-	6
Issuance of common shares for cash and warrants, net of costs	7,500,000	8	-	-	27,670	-	-	27,678
Common stock issued under equity award plans	15,902	-	-	-	49	-	-	49
Net loss during the six months ended June 30, 2024	-	-	-	-	-	-	(6,576)	(6,576)
Balance, June 30, 2024	34,512,642	$35	(433,333)	$(433)	$274,028	$(11)	$(235,950)	$37,669

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024

Cash Flows from operating activities
Net loss	$(14,948)	$(14,426)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	122	122
Net amortization of premiums and discounts on short-term investments	(157)	(304)
Right-of-use asset	160	330
Stock compensation	2,713	2,787
Fair value of restricted stock units	288	1,125
Cost of stock option modifications and repricing	13	320
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(590)	(222)
Accounts payable and accrued expenses	453	1,002
Accrued payroll and payroll taxes	(387)	(1,600)
Lease liability	(161)	(312)
Net cash used in operating activities	(12,494)	(11,178)

Cash Flows from investing activities
Purchases of property and equipment	(145)	(258)
Purchase of investments	(12,999)	(26,539)
Proceeds from maturities of investments	14,000	8,000
Net cash provided by (used in) investing activities	856	(18,797)

Cash Flows from financing activities
Proceeds from common stock issued for Company equity award	52	49
Proceeds from the exercise of stock options	14	-
Proceeds from the exercise of stock warrants	-	688
Proceeds from common stock issued	9,553	27,678
Net cash provided by financing activities	9,619	28,415

Net decrease in cash and cash equivalents	(2,019)	(1,560)

Cash and cash equivalents, beginning of period	8,565	9,418
Cash and cash equivalents, end of period	$6,546	$7,858
Supplemental non-cash financing disclosures:
Unrealized loss on investments	$(61)	$(25)

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share amounts and per share data)

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

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced recurring losses from operations since inception and incurred a net loss of $14.9 million and used cash in operations of $12.5 million during the six months ended June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2025, the Company had cash, cash equivalents and short-term investments of $28.1 million. The Company plans to fund its development activities as cash resources allow. The Company does not expect to become profitable until it can generate significant revenue from product sales, if ever. Unless and until such time, the Company expects to finance its operations through a combination of public or private equity offerings and debt financing, which may include sales of shares of Company common stock under the Sales Agreement entered into with Guggenheim Securities, LLC in February 2024 (“ATM Sales”), or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. Based on its research and development plans, the Company expects that its existing cash, cash equivalents and investments will fund its planned operations for the next 12 months from the date of filing of this Quarterly Report. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it expects. In addition, due to the inherent uncertainties in the design and outcomes of its ongoing and future clinical trials, the Company is unable to reasonably estimate the actual costs required to successfully complete the development and commercialization of Olvi-Vec or any other product candidates. The Company’s current cash resources may be insufficient to fund the completion of development for Olvi-Vec or any additional product candidates.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in case of equity financing, or require the Company to grant terms that are not favorable to the Company in future licensing agreements.

Basis of Presentation

The interim condensed financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report.

In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly to the Company’s financial position as of June 30, 2025. Operating results and cash flows for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the significant accounting policies disclosed in the Annual Report.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition as cash equivalents. As of June 30, 2025, and December 31, 2024, cash equivalents were comprised of money market funds that totaled $4,802 and $7,578, respectively.

Investments

The Company’s short-term investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive loss and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the Statements of Operations. There were no realized gains or losses during the six months ended June 30, 2025 and 2024. Bonds with maturity dates subsequent to June 30, 2026, are classified as long-term investments, while bonds with maturity dates on or before June 30, 2026, are classified as short-term investments.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the six months ended June 30, 2025 and 2024, comprehensive loss included $61 and $25, respectively, of unrealized loss on short-term investments, net of tax.

Recent Accounting Pronouncements

In November 2024, Financial Accounting Standards Board (“FASB”) issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on its financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. This ASU requires public companies with a single reportable segment to provide all disclosures required under ASC 280. In addition, this ASU requires public companies to include in interim reports all disclosures related to a reportable segment’s profit or loss and assets that are currently required in annual reports. While ASU implements further segment disclosure requirements, it does not change how an entity identifies its operating or reportable segments and it will have no impact on the Company’s consolidated financial condition, results of operations or cash flows. This ASU is applicable to the Company’s Annual Report on Form 10-K for the year ending December 31, 2025, and subsequent interim periods. Early adoption is permitted, and the Company elected to adopt the standard in its Annual Report.

NOTE 3 – LICENSE AGREEMENTS

In September 2021, the Company entered into a License Agreement (the “Newsoara License”) with Newsoara BioPharma Co. Ltd. (“Newsoara”) pursuant to which it granted Newsoara an exclusive license to research, develop, commercialize or exploit (i) any and all oncolytic viruses that are controlled by the Company, including Olvi-Vec but excluding V-VET1 (licensed viruses); (ii) any pharmaceutical product in final form that is comprised of or contains the licensed viruses as an active ingredient (licensed products); (iii) any virus developed by or behalf of Newsoara that (a) has a vaccinia virus backbone; (b) is not disclosed or covered by any of the Company’s patents; and (c) includes modifications (as compared to the licensed viruses) of a gene function with therapeutic intent (derived molecules); and (iv) any pharmaceutical product in final form that is comprised of or contains derived molecule as an active ingredient (derived products), in each case in mainland China, Taiwan, Hong Kong and Macau (the “Newsoara Territory”) in the field of human diagnostic, prophylactic and therapeutic uses (the “Newsoara Field”). The license granted to Newsoara is royalty bearing for licensed products and royalty free for derived products. Under the Newsoara License, Newsoara also granted the Company an exclusive and royalty bearing license to develop, commercialize and exploit outside the Newsoara Territory any derived products developed by Newsoara.

Under the terms of the Newsoara License and to date, we have received from Newsoara an aggregate of $11.0 million ($5.0 million as an upfront payment and $6.0 million as a milestone payment). Newsoara is obligated to pay us additional development and commercial milestone payments up to $160.5 million in the aggregate upon the occurrence of certain development, regulatory and commercial milestones by the licensed products, and royalties on net sales of the licensed products in the mid-single-digit to mid-teens percentage range (the “Newsoara Royalty”). The Newsoara Royalty term, with respect to a licensed product and each region in the Newsoara Territory, is the period beginning on the date of first commercial sale of such licensed product in such region and ending on the last to occur of: (a) the expiration of the last to expire patent controlled by the Company (including any applicable patent term extension) in such region that contains either (i) an issued valid claim that covers the licensed product (including the licensed virus contained therein, and including the composition of matter and method of making and using thereof) or (ii) a pending valid claim that covers the sequence of the licensed virus contained therein; (b) the 10th anniversary of the first commercial sale of such licensed product in such region; and (c) the expiration of all regulatory exclusivity for such licensed product in such region. If the Company, at its discretion, elects to develop and commercialize outside the territory any derived product developed by Newsoara, the Company is required to make certain milestone and royalty payments to Newsoara.

Newsoara is required to use commercially reasonable efforts to research, develop, manufacture and commercialize the licensed products in the Newsoara Territory in the Newsoara Field and is solely responsible for all costs and expenses incurred in connection with such activities. In addition, Newsoara is required to use commercially reasonable efforts to conduct a multi-center Phase 2 clinical trial for Olvi-Vec in NSCLC using clinical sites in the United States and China, which is the VIRO-25 clinical trial. Newsoara is generally obligated under the Newsoara License to fund the costs of the VIRO-25 clinical trial in the United States and China. In November 2023, the Company and Newsoara agreed that the Company would engage a clinical research organization to conduct certain start-up activities for the trial in the United States only, with Newsoara to reimburse the Company for the costs and expenses. Newsoara is permitted to defer such reimbursement until the completion of its next round of financing, which Newsoara expects to occur in 2025.

In November 2022, the Company entered into a Clinical Supply Agreement with Newsoara to manufacture and supply Olvi-Vec for Newsoara’s clinical trials in the Newsoara Territory. The Company is responsible for supplying Olvi-Vec at its own costs of manufacturing.

NOTE 4 - FAIR VALUE MEASUREMENTS

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s valuation techniques and inputs used to measure fair value and the definitions of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Note 2 - Summary of Significant Accounting Policies of Part IV, “Item 15. Exhibits and Financial Statements Schedules” of its Annual Report.

The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruptions, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of June 30, 2025, and December 31, 2024, the Company did not have any financial assets based on Level 3 measurements.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,802	$-	$-	$4,802
Short-term investments:
US Government Agency bonds	-	3,978	-	3,978
US Treasury bonds	-	17,448	-	17,448
	$4,802	$21,426	$-	$26,228

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,578	$-	$-	$7,578
Short-term investments:
US Government Agency bonds	-	8,927	-	8,927
US Treasury bonds	-	13,403	-	13,403
	$7,578	$22,330	$-	$29,908

The underlying securities in the money market funds held by the Company are all government backed securities.

Cash equivalents consisted of money market funds at June 30, 2025 and December 31, 2024. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. U.S. Government Agency bonds and U.S. Treasury bonds are government backed securities representing a Level 2 measurement.

NOTE 5 – INVESTMENTS

The Company’s investments by type, consisted of the following:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government Agency bonds	$17,448	$5	$(5)	$17,448
US Treasury bonds	3,977	1	-	3,978
	$21,425	$6	$(5)	$21,426

	As of December 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government Agency bonds	$8,910	$17	$-	$8,927
US Treasury bonds	13,358	45	-	13,403
	$22,268	$62	$-	$22,330

As of June 30, 2025 and December 31, 2024, all available-for-sale securities consisted of investments that mature within one year.

No credit-related losses or impairments have been recognized on the Company’s investments in available-for-sale securities during the six months ended June 30, 2025 and 2024.

NOTE 6 – BALANCE SHEET ACCOUNTS

Property and Equipment

The following table summarizes the Company’s major classes of property and equipment:

	June 30, 2025	December 31, 2024
Furniture and office equipment	$148	$148
Laboratory equipment	2,908	2,869
Computer equipment	127	127
Leasehold improvements	1,962	1,856
	5,145	5,000
Less: accumulated depreciation and amortization	(3,806)	(3,684)
Property and equipment, net	$1,339	$1,316

Depreciation expense for each of the six months ended June 30, 2025 and 2024 was $122, respectively.

Accrued Expense

As of June 30, 2025, and December 31, 2024, a total of $610 and $1,004, respectively, was owed to the Company’s employees for current accrued payroll and payroll taxes, and other compensation related benefits.

NOTE 7 – LEASES

Westlake Village, California: The Company leases 4,050 square feet of office space located at 2625 Townsgate Road for its corporate headquarters. The lease expires on July 14, 2027. The lease contains an option to renew for two additional five-year terms and first right of refusal for certain additional space at the same premises. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of June 30, 2025.

San Diego, California: The Company leases 6,755 square feet of office and research and development laboratory space located at 6365 Marindustry Drive. The lease expires on October 31, 2030. The lease contains an option to renew for one five-year term. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of June 30, 2025.

The Company also leases 7,569 square feet of manufacturing space located at 6335 Marindustry Drive, in which the lease expires on October 31, 2030. The lease contained an option to renew for one additional five-year term, which the Company exercised.

The components of lease assets and liabilities along with their classification on the Company’s condensed balance sheets were as follows:

Lease Assets and Liabilities	Classification	June 30, 2025	December 31, 2024
Operating lease assets	Right-of-use assets	$1,600	$1,760
Current operating lease liabilities	Lease liabilities	345	329
Non-current operating lease liabilities	Lease liabilities, net of current portion	1,361	1,539

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost Classification
Research and development	$25	$32	$52	$66
General and administrative expense	12	13	25	27

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2025:

Year	Amounts
2025 (remainder)	$222
2026	454
2027	403
2028	330
2029	312
2030	134
Total	$1,855
Less imputed interest	$149
Total Operating lease liabilities (include current portion)	$1,706

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and is currently on a month-to-month basis. Rent expense was $18 during the six months ended June 30, 2025 and 2024, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

The following table summarizes the Company’s shares of preferred stock and common stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
As of June 30, 2025
Preferred Stock	0.001	10,000,000	-	-
Common Stock	0.001	200,000,000	37,759,016	37,759,016

As of December 31, 2024
Preferred Stock	0.001	10,000,000	-	-
Common Stock	0.001	200,000,000	34,728,140	34,728,140

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of its common stock. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Company’s board of directors (the “Board”) out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shares of common stock do not include conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of June 30, 2025, and December 31, 2024, there were 37,759,016 and 34,728,140 shares of common stock issued and outstanding, respectively.

On March 25, 2025, the Company completed an underwritten offering of 3,000,000 shares of its common stock at an offering price of $3.50 per share. The Company received net proceeds of $9,553 from the offering, after deducting discounts and commissions and offering expenses payable by the Company.

The Company also agreed to issue the underwriter a warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $4.20 per share and which may be exercised until March 25, 2030, subject to certain terms and conditions.

NOTE 10 – STOCK BASED COMPENSATION

In August 2009, the Board approved the adoption of the 2009 Equity Incentive Plan (“the 2009 Plan”). No shares are available for grant under the 2009 Plan.

In September 2018, the Board approved the adoption of the 2019 Equity Incentive Plan (the “2019 Plan”). No shares are available for grant under the 2019 Plan.

In June 2022, the Board approved the adoption of the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of incentive stock options (“ISOs”) to employees, including employees of any parent or subsidiary, and for the grant of non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of its affiliates. The 2022 Plan is a successor to the 2019 Plan. The aggregate number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of its common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. In January 2025, the number of shares available to be issued under the 2022 Plan automatically increased by 1,729,664 shares, as determined by the 2022 Plan. As of June 30, 2025, the total number of shares reserved for issuance was 2,677,569.

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

On June 6, 2025, the Board approved an amendment of the Inducement Plan to increase the maximum aggregate number of shares of Common Stock issuable by 1,000,000. As of June 30, 2025, the total number of shares reserved for issuance was 1,443,700.

The following table presents a summary of awards outstanding:

	June 30, 2025
	2009 Plan	2019 Plan	2022 Plan	Inducement Plan	Total
Stock options	1,555,037	1,637,562	1,516,852	644,300	5,353,751
RSUs	-	-	590,377	-	590,377
	1,555,037	1,637,562	2,107,229	644,300	5,944,128

The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$870	$818	$1,907	$2,556
Research and development	612	623	1,107	1,676
	$1,482	$1,441	$3,014	$4,232

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock Options	$1,297	$1,305	$2,726	$3,108
RSUs	185	136	288	1,124
	$1,482	$1,441	$3,014	$4,232

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the Company’s RSUs:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	621,364	$3.06
Granted	1,500	2.92
Vested	(1,250)	22.40
Forfeited	(31,237)	2.29
Outstanding, June 30, 2025	590,377	$5.82

As of June 30, 2025, $1.1 of unamortized stock compensation expense remains.

Stock Options Awards

Option exercise prices are set forth in the grant notice, without commission or other charge, provided however, that the price per share of the shares subject to the option shall not be less than the greater of (i) 100% of the fair market value of a share of stock on the grant date, or (ii) with respect to awards under the 2019 Plan or 2022 Plan, 110% of the fair market value of a share of stock on the grant date in the case of a Participant then owning more than 10% of the total combined voting power of all classes of stock of the Company or any “subsidiary corporation” of the Company or any “parent corporation” of the Company. Options to employees, directors and consultants generally vest and become exercisable over a period not exceeding four years. Options typically expire ten years after the date of grant.

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

During the six months ended June 30, 2025, under its Inducement Plan, the Board approved the granting of an option to its Chief Financial Officer to purchase 275,000 shares of its common stock with an exercise price of $3.95 per share. The option vests over four years, expires ten years from the date of grant and had a fair value of $914 on the date of grant.

During the six months ended June 30, 2024, under its 2022 Plan, the Board approved the granting of options to certain employees to purchase 31,500 shares of its common stock with exercise prices of $3.83 and $7.44 per share. The options vest over four years, expire ten years from the date of grant and had an aggregate fair value of $124 on the date of grant.

The assumptions used for the options granted during the period are as follows:

	Six Months Ended June 30,
	2025	2024
Exercise prices	$3.95	$ 3.83 - $7.44
Expected dividend yield	-	-
Expected volatility	100.0%	100.0%
Risk-free interest rate	4.4%	4.3% - 4.5%
Expected term of options	7.0	6.0

The table below summarizes the Company’s stock option activities for the six months ended June 30, 2025:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Terms (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	5,375,321	$8.82	5.66	94
Granted	300,000	3.64
Cancelled	(117,394)	9.96
Exercised	(5,000)	2.75
Expired	(199,176)	6.08
Outstanding at June 30, 2025	5,353,751	$8.45	5.64	493
Vested and exercisable, June 30, 2025	3,752,064	$8.27	4.20	-
Unvested, June 30, 2025	1,601,687

In September 2022, the Board approved a stock option repricing whereby the exercise price of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, would be adjusted to $6.00 per share, the closing price of the Company’s initial public offering. The total cost of the repricing was $2,733, of which $2,719 was recorded as of December 31, 2024, and $13.5 was recorded during the six months ended June 30, 2025. The remainder of the cost will be recorded over the future vesting periods of the options.

As of June 30, 2025, unvested stock option expense of $11.0 million remained and will be amortized over the remaining vesting period, through January 2029.

Stock Warrants

The table below summarizes the Company’s warrants activities for the six months ended June 30, 2025:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2024	7,897,975	$3.00 - $9.00	$5.32
Granted	120,000	4.20	4.20
Cancelled	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2025	8,017,975	$3.00 – 9.00	$5.30
Vested and exercisable, June 30, 2025	8,017,975	$3.00 – 9.00	$5.30

On March 26, 2025, the Company agreed to issue the underwriter for its secondary public offering a warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $4.20 per share and which may be exercised until March 25, 2030, subject to certain terms and conditions.

There was no aggregate intrinsic value for warrant shares outstanding at June 30, 2025.

Employee Stock Purchase Plan

The Company’s 2022 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 15% of their earnings: (i) on May 16th of each year at a 15% discount of the fair market value of the Company’s common stock on November 17th of the previous year or May 16th of the then-current year, whichever is lower, and (ii) on November 15th of each year at a 15% discount of the fair market value of the Company’s common stock on May 17th or November 15th of the then-current year, whichever is lower. The ESPP includes an “evergreen” feature, which provides that an additional number of shares of common stock will automatically be added to the shares authorized for issuance under the ESPP on January 1st of each year, beginning on January 1, 2024 and ending on (and including) January 1, 2032. The number of shares added each calendar year will equal the lesser of 1% of the Company’s common stock outstanding on December 31st of the preceding calendar year or 2,100,000 or a lesser number as determined by the Board. During the six months ended June 30, 2025, 25,876 shares of common stock were purchased for an aggregate purchase price of $52 under the ESPP, and as of June 30, 2025, 1,234,128 shares remain authorized and available for issuance.

NOTE 11– NET LOSS PER SHARE

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

The basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	June 30,
	2025	2024
Stock options	5,353,751	5,044,949
Stock warrants	8,017,975	7,897,975
Restricted stock units	590,377	57,323
Total	13,962,103	13,000,247

NOTE 12 – SEGMENT INFORMATION

The Company operates as a single reportable segment operates as a clinical stage biopharmaceutical company. The Company’s current focus is on developing oncolytic immunotherapies for the treatment of cancer. Segment profit or loss is measured as the net loss reported in the Company’s consolidated statements of operations and comprehensive loss.

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance, allocates resources and conducts planning and forecasting using financial information as presented in the condensed statements of operations. In addition, the CODM reviews research and development expenses by program.

The table below details the Company’s revenues and expenses and reconciles those amounts to the Company’s net loss as computed under GAAP in the statements of operations and comprehensive loss:

	Three Months Ended June 30,
	2025	2024
Revenue	$-	$-

Less:
Research and development, excluding salaries	3,724	3,584
Salaries	1,034	833
Insurance	219	238
Stock-based compensation	1,482	1,441
Operating expenses	662	164
Other income	335	316
Net Loss	$(7,456)	$(6,576)

	Six Months Ended June 30,
	2025	2024
Revenue	$-	$8

Less:
Research and development, excluding salaries	7,592	6,613
Salaries	1,864	1,814
Insurance	442	476
Stock-based compensation	3,015	4,233
Operating expenses	1,375	717
Other income	660	581
Net Loss	$(14,948)	$(14,426)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements of Genelux Corporation (“Genelux,” “Company,” “we,” “us”, or “our”) and accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the financial statements and accompanying notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K as amended, for the fiscal year ended December 31, 2024. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report.

Company Overview

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

Since inception, we have incurred significant operating losses. Our net losses were $14.9 million and $14.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $266.3 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings, which may include sales of shares of Company common stock under the Sales Agreement entered into with Guggenheim Securities, LLC in February 2024 (“ATM Sales”), or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed could have a material adverse effect on our business, results of operations and financial condition.

During the year ended December 31, 2023, we closed our initial public offering (“IPO”) and two PIPE transactions and received $37.8 million of net proceeds from these transactions. During the year ended December 31, 2024, we closed a second public offering and received $27.7 million of net proceeds from that offering. In March 2025, we closed a third public offering and received $9.6 million of net proceeds from that offering. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we had stockholders’ equity of $23.9 million at June 30, 2025. We expect our cash and cash equivalents, and investments, totaling $28.1 million at June 30, 2025, to last into the third quarter of 2026.

Recent Developments

Underwritten Public Offering

In March 2025, we completed an underwritten offering of 3,000,000 shares of our common stock at an offering price of $3.50 per share. The net proceeds received from the offering were $9.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

US-Based Phase 2 Trial in NSCLC

In October 2024, we announced that the first patient had been dosed in a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent non-small cell lung cancer (“NSCLC”) in the United States. In accordance with our license agreement with our partner in China, Newsoara BioPharma Co. Ltd. (“Newsoara”), Newsoara is generally obligated to fund the Phase 2 NSCLC trial in its entirety in the United States and China. In November 2023, we agreed with Newsoara that Genelux would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the U.S. only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2025.

Results of Operations

Net Sales

No revenue was recognized during the six months ended June 30, 2025. During the six months ended June 30, 2024, under our license agreement with Newsoara, we invoiced and collected $0.2 million relating to supplying product for Newsoara to use in its clinical trials. During the six months ended June 30, 2024, we recognized $0.01 million relating to the Company’s license agreement with Elias Animal Health, LLC.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly in the foreseeable future as we continue the development of our current and future product candidates, commence additional clinical trials, manufacture greater volume of clinical supply and invest further in our manufacturing facilities. However, we do not believe that it is possible at this time to accurately project expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses include salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance, business development, operations and administrative roles. Other significant costs include professional service and consulting fees, including legal fees relating to intellectual property and corporate matters, accounting fees, recruiting costs and costs for consultants who we utilize to supplement our personnel, insurance costs, travel costs, facility and office-related costs not included in research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the following periods indicated (in thousands):

	Three Months Ended
	June 30,
	2025	2024	Change
Revenues	$-	$-	$-

Operating expenses:
Research and development	4,758	4,417	341
General and administrative	3,034	2,475	559
Total operating expenses	7,792	6,892	900

Loss from operations	(7,792)	(6,892)	(900)
Other income:
Interest income	224	163	61
Bond Accretion Income	112	153	(41)
Total other income	336	316	20
Net loss	$(7,456)	$(6,576)	$(880)

Research and Development (R&D) Expenses

R&D expenses are related to our research and development efforts and related candidate costs, which are comprised primarily of costs related to the manufacturing of clinical supplies, efficacy studies and clinical trial expenses. Internal costs primarily relate to development operations at our research facilities in California, including facility costs and laboratory-related expenses.

The following table summarizes our research and development expenses for the following periods indicated (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change
Employee compensation and related expenses	$1,034	$949	$85
Stock compensation, including the cost of stock options and restricted stock grants	611	623	(12)
Manufacturing and laboratory materials and other expenses	442	98	344
Manufacturing quality services	378	631	(253)
Clinical and regulatory expenses	2,000	1,742	258
Facility-related expenses, including depreciation	192	321	(129)
Consulting expenses and contract labor	97	50	47
Other expenses	4	3	1
Total research and development expenses	$4,758	$4,417	$341

R&D expenses increased by $0.3 million for the three months ended June 30, 2025, over the same period in 2024. The increase was primarily driven by an increase in clinical and regulatory expenses relating to increased clinical trial costs associated with our Phase 3 On Prime Registration trial in 2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the following periods indicated (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change
Employee compensation and related expenses	$877	$608	$269
Stock compensation, including the cost of stock options and restricted stock grants	870	818	52
Professional services	558	335	223
Facility-related expenses	102	111	(9)
Insurance expenses	219	244	(25)
Consulting and contract labor expenses	118	280	(162)
Other expenses	290	79	211
Total general and administrative expenses	$3,034	$2,475	$559

General and administrative expenses increased by $0.6 million for the three months ended June 30, 2025 over the same period in 2024 primarily as a result of $0.3 million increase in salary and benefits and $0.2 million in professional services.

Other Income

Other income was $0.3 million for the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025, other income consisted of interest income of $0.2 million and bond accretion income of $0.1 million from the investment into money market funds and investments, while during the same period in 2024, other income consisted of interest income of $0.2 million and bond accretion income of $0.1 million.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the following periods indicated (in thousands):

	Six Months Ended
	June 30,
	2025	2024	Change
Revenues	$-	$8	$(8)

Operating expenses:
Research and development	9,456	8,427	1,029
General and administrative	6,152	6,588	(436)
Total operating expenses	15,608	15,015	593

Loss from operations	(15,608)	(15,007)	(601)

Other income:
Interest income	408	277	131
Bond Accretion Income	252	304	(52)
Total other income	660	581	79
Net loss	$(14,948)	$(14,426)	$(522)

Research and Development (R&D) Expenses

The following table summarizes our research and development expenses for the following periods indicated (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change
Employee compensation and related expenses	$1,864	$1,814	$50
Stock compensation, including the cost of stock options and restricted stock grants	1,107	1,676	(569)
Manufacturing and laboratory materials and other expenses	840	358	482
Manufacturing quality services	737	1,019	(282)
Clinical and regulatory expenses	4,344	2,686	1,658
Facility-related expenses, including depreciation	362	737	(375)
Consulting expenses and contract labor	196	109	87
Other expenses	6	28	(22)
Total research and development expenses	$9,456	$8,427	$1,029

R&D expenses increased by $1.0 million for the six months ended June 30, 2025, over the same period in 2024. The increase was primarily driven by an increase in clinical and regulatory expenses relating to $1.7 million increase in clinical trial costs associated with our Phase 3 On Prime Registration trial in 2025, partially offset by a $0.6 million decrease in stock-related compensation in 2025, relating to the decreased cost of stock options and restricted stock units in 2025.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the following periods indicated (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change
Employee compensation and related expenses	$1,593	$1,206	$387
Stock compensation, including the cost of stock options and restricted stock grants	1,907	2,557	(650)
Professional services	1,451	1,396	55
Facility-related expenses	183	237	(54)
Insurance expenses	442	487	(45)
Consulting and contract labor expenses	192	487	(295)
Other expenses	384	218	166
Total general and administrative expenses	$6,152	$6,588	$(436)

General and administrative expenses decreased by $0.4 million for the six months ended June 30, 2025 over the same period in 2024 primarily as a result of a $0.7 million decrease in stock compensation and $0.3 million of consulting fees partially offset by an increase of $0.4 million in salary and benefits.

Other Income

Other income was $0.7 million and $0.6 million and for the six months ended June 30, 2025, and 2024, respectively. During the six months ended June 30, 2025, other income consisted of interest income of $0.4 million and bond accretion income of $0.3 million from the investment into money market funds and investments, while during the same period in 2024, other income consisted of interest income of $0.3 million and bond accretion income of $0.3 million.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $14.9 million and used cash in operations of $12.5 million during the six months ended June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to the uncertainty that accompanies our audited financial statements as of and for the year ended December 31, 2024. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its development strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2025, we had cash, cash equivalents and investments of $28.1 million. However, we do not have any committed external source of funds or other support for our developmental efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, which may include ATM Sales, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments will fund our planned operations for the next 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash Flow from:
Operating activities	$(12,494)	$(11,178)
Investing activities	856	(18,797)
Financing activities	9,619	28,415
Net decrease in cash and cash equivalent	$(2,019)	$(1,560)

During the six months ended June 30, 2025, cash flow used in operating activities was $12.5 million, which consisted of a net loss of $14.9 million and additionally due to the non-cash expense of stock-related compensation of $3.0 million partially offset by an increase in prepaid expenses of $0.6 million. Cash provided by investing activities amounted to $0.9 million, which was primarily attributable to net maturities of investments of $1.0 million. Cash provided by financing activities of $9.6 million was related to cash received from sale of common stock of $9.6 million. See “Stockholders’ Equity” in Note 8 to our unaudited interim condensed financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

During the six months ended June 30, 2024, cash flow used in operating activities was $11.2 million, which consisted of a net loss of $14.4 million and additionally due to the non-cash expense of stock-related compensation of $4.2 million partially offset by an increase in accounts payable and accrued expenses of $1.0 million. Cash used in investing activities amounted to $18.8 million, which was primarily attributable to the net purchase of investments of $18.5 million. Cash provided by financing activities was $28.4 million, which was primarily related to cash received from sale of common stock of $27.7 million.

Equity Financings

Common Stock Issued for Cash Upon Closing of the Company’s Third Public Offering

In March 2025, we completed an underwritten offering of 3,000,000 shares of our common stock at an offering price of $3.50 per share. The net proceeds received from the offering were $9.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

We believe that our existing cash, cash equivalents and investments will fund our planned operations for the next 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

●	the costs of conducting preclinical studies and clinical trials;

●	the costs of manufacturing;

●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;

●	the costs, timing, and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

●	our headcount growth and associated costs as we expand our business operations and research and development activities;

●	the costs of operating as a public company; and

●	the impact of geopolitical and macroeconomic events, including tariffs or other trade measures future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, conflicts in the Middle East and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability that may affect our ability to access capital on acceptable terms, if at all.

We anticipate needing to obtain further funding to achieve our business objectives beyond such date.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings and debt financings, which may include ATM Sales, or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common stockholders’ ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our critical accounting policies are described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to these accounting policies during the six months ended June 30, 2025.

Recent Accounting Pronouncements

For a discussion of our material changes in recent accounting pronouncements, see “Recent Accounting Pronouncements” in Note 2 to our unaudited interim condensed financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of legal and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024 (the “Annual Report”), which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report, other than the updates to the risk factors or new risk factors set forth below. New risk factors that were not included in our Annual Report have been marked with an asterisk (*).

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net losses were $14.9 million and $29.9 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $266.3 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Besides the obligations by Newsoara to provide clinical trial funding under our license agreement with Newsoara (the “Newsoara License Agreement”), we do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments will fund our planned operations for the next 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete development of Olvi-Vec or any other product candidate. The failure to receive all or some of the committed proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

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

Newsoara is generally obligated under the Newsoara License Agreement to fund our ongoing Phase 2, open-label, randomized, and controlled NSCLC clinical trial in its entirety in the United States and China. In November 2023, we agreed with Newsoara that we would directly engage a contract research organization on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Under the agreed upon terms, Newsoara is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2025. We expect to report interim results from the NSCLC trial in the second half of 2025. Subject to regulatory authorization in China, the Company expects Newsoara eventually to add sites in China and for the parties to conduct this study as a multi-regional clinical trial.

We and Newsoara co-sponsor a Phase 1/2 clinical trial of Olvi-Vec in patients with recurrent SCLC in China, which Newsoara is conducting, and initiated the Phase 1 portion in the first half of 2023. A readout of interim results in the Phase 1b portion of this trial was disclosed in the first quarter of 2025. We expect to report additional interim results from this trial in the second half of 2025. Data are supportive of Olvi-Vec being a platinum resensitizing agent beyond ovarian cancer and underscore the current clinical development strategy. In addition to expecting Newsoara to join our ongoing Phase 2 NSCLC trial, as discussed above, we anticipate they will initiate a trial in recurrent ovarian cancer in China.

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

The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of investigational new drug (“IND”) applications or IND amendments for our planned clinical trials or future clinical trials;
●	successful enrollment and completion of clinical trials;
●	successful data from our clinical trials that support FDA conclusion of an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of regulatory and marketing approvals from applicable regulatory authorities;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	obtaining regulatory approval to use our existing or future manufacturing processes for the clinical and commercial manufacture of our product candidates at our existing or future manufacturing facilities or at the facilities of one or more third-party manufacturers with whom we would need to establish supply arrangements;
●	successfully launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of any products we develop and their benefits and uses, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
●	maintaining a continued acceptable safety profile of the products following approval.

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

For example, Newsoara is generally obligated under the Newsoara License Agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States, which VIRO-25 trial is now ongoing with the first patient dosed in October 2024. Newsoara has also agreed to reimburse us for the costs and expenses of a CRO to conduct certain startup activities for the NSCLC trial in the United States only, but is permitted to defer such reimbursement payments until the completion of its next round of financing, which Newsoara expects to occur in 2025. We may incur costs and expenses beyond startup activities to support the NSCLC trial in the United States. If Newsoara is unable or unwilling to provide funding and/or reimbursement of costs for the NSCLC trial in a timely manner or at all, we would need to obtain the funding on our own and/or scale back or discontinue these clinical development activities.

In addition, all of the risks relating to product development, regulatory approval and commercialization described in the Annual Report and in this Quarterly Report also apply to the activities of any of our current or future collaborators.

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

Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.*

The ability of the FDA or other comparable foreign regulatory authorities to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, leadership changes, the ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources, changes in statutes, regulations and policies that affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions, and other business disruptions. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There is uncertainty as to whether we will be materially and negatively impacted by governmental orders, regulations, policies or guidance, or disruptions to the normal operations of government agencies.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. Further, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We rely on specialized laboratory equipment, supplies, and materials, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with specialized laboratory equipment used in the manufacture of Olvi-Vec. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly.Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described in the Annual Report and elsewhere in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2025, the following director (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities as set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Expiration Date	Total Number of Securities to be Sold
John Thomas, Director	Adoption	06/04/2025	X	12/01/2026	Up to 30,000 shares

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Investors’ Rights Agreement, by and among the Registrant and AbbVie, Inc. and Aladar Szalay, Ph.D., dated January 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.3¥	Form of Warrant to Purchase Common Stock issued to WDC Fund I, dated September 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.4	Form of Umbrella Agreement Regarding Family Investments (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.5	Form of Convertible Note Purchase Agreement under the Umbrella Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.6	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.8	Letter Agreement Amending the Umbrella Agreements, by and among the Registrant and Existing Noteholders dated April 4, 2023 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 15, 2023).

4.9	Form of Warrant to Purchase Common Stock issued on July 28, 2023 in connection with Converted Convertible Notes Payable (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

4.10	Form of Warrant to Purchase Common Stock issued on August 1, 2023 in connection with Converted Convertible Notes Payable. (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

4.11	Form of Indenture (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024).

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024).

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024).

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024).

4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on May 24, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this Quarterly Report on Form 10-Q.
†	This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2025

GENELUX CORPORATION

By:	/s/ Thomas Zindrick, J.D.
Thomas Zindrick, J.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Matthew Pulisic
Matthew Pulisic
Chief Financial Officer
(Principal Financial and Accounting Officer)

