Form 10-Q
period 2025-09-30
GENELUX Corp
filed 2025-11-05
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of October 30, 2025 was 38,051,771.

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

Forward-looking statements contained in this Quarterly Report include statements regarding:

●	the timing, progress and results of clinical studies for our product candidates, including the development of our only product candidate, Olvi-Vec;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the potential benefits and market opportunity for our product candidates and CHOICE platform;
●	expectations regarding the size, scope and design of clinical studies;
●	our manufacturing, commercialization, and marketing plans and strategies;
●	our plans to hire additional personnel and our ability to attract and retain such personnel;
●	our estimates of the number of patients who suffer from the diseases we are targeting and potential growth in our target markets;
●	our expectations regarding the approval and use of our product candidates;
●	our competitive position and the development and impact of competing therapies that are or may become available;
●	expectations regarding future events under collaboration and licensing agreements, including potential future payments, as well as our plans and strategies for entering into further collaboration and licensing agreements;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	the rate and degree of market acceptance and clinical utility of product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our future financial performance;
●	the period over which we estimate our existing cash, cash equivalents, restricted cash and investments will be sufficient to fund our future operations;
●	our expected use of net proceeds from our financing transactions;
●	the impact of laws and regulations;
●	the impact of geopolitical and macroeconomic factors; and
●	other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” in this Quarterly Report.

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

GENELUX CORPORATION

FORM 10-Q

SEPTEMBER 30, 2025

PART I—FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

Genelux Corporation
Condensed Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$4,692	$8,565
Short-term investments	16,223	22,330
Prepaid expenses and other current assets	637	653
Total Current Assets	21,552	31,548

Property and equipment, net	1,794	1,316
Right of use assets	1,518	1,760
Other assets	123	92
Total Other Assets	3,435	3,168

Total Assets	$24,987	$34,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,987	$5,570
Accrued payroll and payroll taxes	785	1,004
Lease liabilities, current portion	354	329
Total Current Liabilities	5,126	6,903

Lease liabilities, long-term portion	1,270	1,539
Total Liabilities	6,396	8,442

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.001, 200,000,000 shares authorized; 38,046,778 and 34,728,140 shares issued and outstanding, respectively	38	35
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	293,269	278,001
Accumulated other comprehensive income	8	64
Accumulated deficit	(274,291)	(251,393)
Total Stockholders’ Equity	18,591	26,274

Total Liabilities and Stockholders’ Equity	$24,987	$34,716

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation
Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$8

Operating expenses:
Research and development	4,741	4,051	14,197	12,478
General and administrative	3,453	2,890	9,605	9,478
Total operating expenses	8,194	6,941	23,802	21,956

Loss from operations	(8,194)	(6,941)	(23,802)	(21,948)

Other income:
Interest income	175	222	583	499
Bond accretion income	69	252	321	556
Total other income, net	244	474	904	1,055

Net loss	$(7,950)	$(6,467)	$(22,898)	$(20,893)

Loss per share - Basic and Diluted	$(0.21)	$(0.19)	$(0.62)	$(0.69)

Weighted-average shares outstanding
- Basic and Diluted	37,893,314	34,532,355	36,867,607	30,405,615

Other comprehensive loss:
Net unrealized gain (loss) on investments	5	135	(56)	110
Comprehensive loss	$(7,945)	$(6,332)	$(22,954)	$(20,783)

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation
Condensed Statements of Stockholders’ Equity

(in thousands, except share   amounts)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2024	34,728,140	$35	(433,333)	$(433)	$278,001	$64	$(251,393)	$26,274
Stock compensation	-	-	-	-	1,423	-	-	1,423
Unrealized loss on investments	-	-	-	-	-	(35)		(35)
Fair value of vested restricted stock units	-	-	-	-	103	-	-	103
Issuance of common shares for cash and warrants, net of costs	3,000,000	3	-	-	9,550	-	-	9,553
Cost of stock option modifications and repricing	-	-	-	-	6	-	-	6
Issuance of common stock upon exercise of stock options	5,000	-	-	-	14	-	-	14
Net loss during the three months ended March 31, 2025	-	-	-	-	-	-	(7,492)	(7,492)
Balance at March 31, 2025	37,733,140	$38	(433,333)	$(433)	$289,097	$29	$(258,885)	$29,846
Stock compensation	-	-	-	-	1,290	-	-	1,290
Unrealized loss on investments	-	-	-	-	-	(26)	-	(26)
Fair value of vested restricted stock units	-	-	-	-	185	-	-	185
Cost of stock option modifications and repricing	-	-	-	-	7	-	-	7
Common stock issued under equity award plans	25,876	-	-	-	52	-	-	52
Net loss during the three months ended June 30, 2025	-	-	-	-	-	-	(7,456)	(7,456)
Balance, June 30, 2025	37,759,016	$38	(433,333)	$(433)	$290,631	$3	$(266,341)	$23,898
Stock compensation	287,762	-	-	-	1,623	-	-	1,623
Unrealized gain on investments	-	-	-	-	-	5	-	5
Fair value of vested restricted stock units	-	-	-	-	291	-	-	291
Cost of stock option repricing	-	-	-	-	724	-	-	724
Net loss during the three months ended September 30, 2025	-	-	-	-	-	-	(7,950)	(7,950)
Balance, September 30, 2025	38,046,778	$38	(433,333)	$(433)	$293,269	$8	$(274,291)	$18,591

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2023	26,788,986	$27	(433,333)	$(433)	$241,389	$14	$(221,524)	$19,473
Stock compensation	-	-	-	-	1,489	-	-	1,489
Unrealized loss on investments	-	-	-	-	-	(19)	-	(19)
Fair value of vested restricted stock units	131,267	-	-	-	989	-	-	989
Issuance of common shares for cash and warrants, net of costs	76,487	-	-	-	688	-	-	688
Cost of stock option modifications and repricing	-	-	-	-	314	-	-	314
Net loss during the three months ended March 31, 2024	-	-	-	-	-	-	(7,850)	(7,850)
Balance, March 31, 2024	26,996,740	$27	(433,333)	$(433)	$244,869	$(5)	$(229,374)	$15,084
Stock compensation	-	-	-	-	1,298	-	-	1,298
Unrealized loss on investments	-	-	-	-	-	(6)	-	(6)
Fair value of vested restricted stock units	-	-	-	-	136	-	-	136
Cost of stock option modifications and repricing	-	-	-	-	6	-	-	6
Issuance of common shares for cash and warrants, net of costs	7,500,000	8	-	-	27,670	-	-	27,678
Common stock issued under equity award plans	15,902	-	-	-	49	-	-	49
Net loss during the three months ended June 30, 2024	-	-	-	-	-	-	(6,576)	(6,576)
Balance, June 30, 2024	34,512,642	$35	(433,333)	$(433)	$274,028	$(11)	$(235,950)	$37,669
Stock compensation	-	-	-	-	1,521	-	-	1,521
Unrealized gain on investments	-	-	-	-	-	135	-	135
Fair value of vested restricted stock units	25,543	-	-	-	227	-	-	227
Cost of stock option modifications and repricing	-	-	-	-	6	-	-	6
Net loss during the three months ended September 30, 2024	-	-	-	-	-	-	(6,467)	(6,467)
Balance, September 30, 2024	34,538,185	$35	(433,333)	$(433)	$275,782	$124	$(242,417)	$33,091

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation
Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024

Cash Flows from operating activities
Net loss	$(22,898)	$(20,893)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	184	178
Net amortization of premiums and discounts on short-term investments	(188)	(556)
Right-of-use asset	242	498
Stock compensation	4,336	4,308
Fair value of restricted stock units	578	1,352
Cost of stock option modifications and repricing	738	326
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13)	(568)
Accounts payable and accrued expenses	(1,587)	340
Accrued payroll and payroll taxes	(217)	(1,431)
Lease liability	(244)	(480)
Net cash used in operating activities	(19,069)	(16,926)

Cash Flows from investing activities
Purchases of property and equipment	(662)	(285)
Purchase of investments	(18,261)	(28,520)
Proceeds from maturities of investments	24,500	14,000
Net cash provided by (used in) investing activities	5,577	(14,805)

Cash Flows from financing activities
Proceeds from common stock issued for Company equity award	52	49
Proceeds from the exercise of stock options	14	688
Proceeds from common stock issued	9,553	27,678
Net cash provided by financing activities	9,619	28,415

Net decrease in cash, cash equivalents and restricted cash	(3,873)	(3,316)

Cash, cash equivalents and restricted cash
Beginning of period	8,565	9,418
End of period	$4,692	$6,102
Supplemental non-cash financing disclosures:
Unrealized (loss) gain on investments	$(56)	$110
Accrual of other receivable	-	330

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

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced recurring losses from operations since inception and incurred a net loss of $22.9 million and used cash in operations of $19.1 million during the nine months ended September 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2025, the Company had $4.7 million in cash, cash equivalents and restricted cash ($1.0 million in restricted cash) and $16.2 million in short-term investments. The Company plans to fund its development activities as cash resources allow. The Company does not expect to become profitable until it can generate significant revenue from product sales, if ever. Unless and until such time, the Company expects to finance its operations through a combination of public or private equity offerings and debt financing, which may include sales of shares of Company common stock under the Sales Agreement entered into with Guggenheim Securities, LLC in February 2024, or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. Based on its research and development plans, the Company expects that its existing cash, cash equivalents, restricted cash and investments will fund its planned operations into the third quarter of 2026. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it expects. In addition, due to the inherent uncertainties in the design and outcomes of its ongoing and future clinical trials, the Company is unable to reasonably estimate the actual costs required to successfully complete the development and commercialization of Olvi-Vec or any other product candidates. The Company’s current cash resources may be insufficient to fund the completion of development for Olvi-Vec or any additional product candidates.

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

In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly to the Company’s financial position as of September 30, 2025. Operating results and cash flows for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the significant accounting policies disclosed in the Annual Report.

Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition as cash equivalents. As of September 30, 2025 and December 31, 2024, cash equivalents were comprised of money market funds that totaled $1.8 million and $7.6 million, respectively.

At September 30. 2025, there was $1.0 million restricted cash that is held as a refundable security deposit for an equipment lease (see Note 7). At December 31, 2024, there was no restricted cash.

Investments

The Company’s short-term investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive loss and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the Statements of Operations and Comprehensive Loss. There were no realized gains or losses during the nine months ended September 30, 2025 and 2024. Bonds with maturity dates subsequent to September 30, 2026, are classified as long-term investments, while bonds with maturity dates on or before September 30, 2026, are classified as short-term investments.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the nine months ended September 30, 2025 and 2024, comprehensive loss included $56 and $110, of unrealized loss and gain on short-term investments, net of tax, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. This ASU requires public companies with a single reportable segment to provide all disclosures required under ASC 280. In addition, this ASU requires public companies to include in interim reports all disclosures related to a reportable segment’s profit or loss and assets that are currently required in annual reports. While ASU implements further segment disclosure requirements, it does not change how an entity identifies its operating or reportable segments and it will have no impact on the Company’s condensed financial condition, results of operations or cash flows. This ASU is applicable to the Company’s Annual Report on Form 10-K for the year ending December 31, 2025, and subsequent interim periods. Early adoption is permitted, and the Company has elected to adopt the standard in its Annual Report.

NOTE 3 – LICENSE AGREEMENTS

In September 2021, the Company entered into a License Agreement (as amended, the “Newsoara License”) with Newsoara BioPharma Co. Ltd. (“Newsoara”) pursuant to which it granted Newsoara an exclusive license to research, develop, commercialize or exploit (i) any and all oncolytic viruses that are controlled by the Company, including Olvi-Vec but excluding V-VET1 (licensed viruses); (ii) any pharmaceutical product in final form that is comprised of or contains the licensed viruses as an active ingredient (licensed products); (iii) any virus developed by or behalf of Newsoara that (a) has a vaccinia virus backbone; (b) is not disclosed or covered by any of the Company’s patents; and (c) includes modifications (as compared to the licensed viruses) of a gene function with therapeutic intent (derived molecules); and (iv) any pharmaceutical product in final form that is comprised of or contains derived molecule as an active ingredient (derived products), in each case in mainland China, Taiwan, Hong Kong and Macau (the “Newsoara Territory”) in the field of human diagnostic, prophylactic and therapeutic uses (the “Newsoara Field”). The license granted to Newsoara is royalty bearing for licensed products and royalty free for derived products. Under the Newsoara License, Newsoara also granted the Company an exclusive and royalty bearing license to develop, commercialize and exploit outside the Newsoara Territory any derived products developed by Newsoara.

Under the terms of the Newsoara License and to date, we have received from Newsoara an aggregate of $11.0 million ($5.0 million as an upfront payment and $6.0 million as a milestone payment) associated with the Newsoara License. Newsoara is obligated to pay us additional development and commercial milestone payments up to $160.5 million in the aggregate upon the occurrence of certain development, regulatory and commercial milestones by the licensed products, and royalties on net sales of the licensed products in the mid-single-digit to mid-teens percentage range (the “Newsoara Royalty”). The Newsoara Royalty term, with respect to a licensed product and each region in the Newsoara Territory, is the period beginning on the date of first commercial sale of such licensed product in such region and ending on the last to occur of: (a) the expiration of the last to expire patent controlled by the Company (including any applicable patent term extension) in such region that contains either (i) an issued valid claim that covers the licensed product (including the licensed virus contained therein, and including the composition of matter and method of making and using thereof) or (ii) a pending valid claim that covers the sequence of the licensed virus contained therein; (b) the 10th anniversary of the first commercial sale of such licensed product in such region; and (c) the expiration of all regulatory exclusivity for such licensed product in such region. If the Company, at its discretion, elects to develop and commercialize outside the territory any derived product developed by Newsoara, the Company is required to make certain milestone and royalty payments to Newsoara.

Pursuant to the Newsoara License, Newsoara is required to use commercially reasonable efforts to research, develop, manufacture and commercialize the licensed products in the Newsoara Territory in the Newsoara Field and is solely responsible for all costs and expenses incurred in connection with such activities. In addition, Newsoara is required to use commercially reasonable efforts to conduct a multi-center Phase 2 clinical trial for Olvi-Vec in NSCLC using clinical sites in the United States and China, which is the VIRO-25 clinical trial. Newsoara is generally obligated under the Newsoara License to fund the costs of the VIRO-25 clinical trial in the United States and China. In November 2023, the Company and Newsoara agreed that the Company would engage a clinical research organization (“CRO”) to conduct certain start-up activities for the trial in the United States only, with Newsoara to reimburse the Company for the costs and expenses. Pursuant to a letter of understanding (the “LOU”), in September 2025, the Company agreed with Newsoara that the CRO would conduct additional study activities beyond startup for the VIRO-25 clinical trial in the United States and Newsoara would reimburse the Company for costs and expenses related to such additional activities; however, Newsoara is permitted to defer reimbursement of the foregoing costs and expenses until the earlier of: (i) completion of its next round of financing, or (ii) December 31, 2026.

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

The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruptions, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of September 30, 2025, and December 31, 2024, the Company did not have any financial assets based on Level 3 measurements.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,783	$-	$-	$1,783
Short-term investments:
US Government Agency bonds	-	2,766	-	2,766
US Treasury bonds	-	13,457	-	13,457
	$1,783	$16,223	$-	$18,006

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,578	$-	$-	$7,578
Short-term investments:
US Government Agency bonds	-	8,927	-	8,927
US Treasury bonds	-	13,403	-	13,403
	$7,578	$22,330	$-	$29,908

The underlying securities in the money market funds held by the Company are all government backed securities.

Cash equivalents consisted of money market funds at September 30, 2025 and December 31, 2024. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. U.S. Government Agency bonds and U.S. Treasury bonds are government backed securities representing a Level 2 measurement.

NOTE 5 – INVESTMENTS

The Company’s investments by type, consisted of the following:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government Agency bonds	$13,452	$5	$-	$13,457
US Treasury bonds	2,764	2	-	2,766
	$16,216	$7	$-	$16,223

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government Agency bonds	$8,910	$17	$-	$8,927
US Treasury bonds	13,358	45	-	13,403
	$22,268	$62	$-	$22,330

As of September 30, 2025 and December 31, 2024, all available-for-sale securities consisted of investments that mature within one year.

No credit-related losses or impairments have been recognized on the Company’s investments in available-for-sale securities during the nine months ended September 30, 2025 and 2024.

NOTE 6 – BALANCE SHEET ACCOUNTS

Property and Equipment

The following table summarizes the Company’s major classes of property and equipment:

	September 30, 2025	December 31, 2024
Furniture and office equipment	$148	$148
Laboratory equipment	2,908	2,869
Computer equipment	127	127
Leasehold improvements	557	1,856
Construction in progress	1,922	-
	5,662	5,000
Less: accumulated depreciation and amortization	(3,868)	(3,684)
Property and equipment, net	$1,794	$1,316

Depreciation expense for each of the three months ended September 30, 2025 and 2024 was $61 and $56, respectively. Depreciation expense for each of the nine months ended September 30, 2025 and 2024 was $184 and $178, respectively.

Construction in progress is related to developments of the Company’s manufacturing and laboratory facilities in San Diego, California.

Accrued Expense

As of September 30, 2025, and December 31, 2024, a total of $0.8 million and $1.0 million, respectively, was owed to the Company’s employees for current accrued payroll and payroll taxes, and other compensation related benefits.

NOTE 7 – LEASES

Westlake Village, California: The Company leases 4,050 square feet of office space located at 2625 Townsgate Road for its corporate headquarters. The lease expires on July 14, 2027. The lease contains an option to renew for two additional five-year terms and first right of refusal for certain additional space at the same premises. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of September 30, 2025.

San Diego, California: The Company leases 6,755 square feet of office and research and development laboratory space located at 6365 Marindustry Drive. The lease expires on October 31, 2030. The lease contains an option to renew for one five-year term. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of September 30, 2025.

The Company also leases 7,569 square feet of manufacturing space located at 6335 Marindustry Drive, in which the lease expires on October 31, 2030. The lease contained an option to renew for one additional five-year term.

Equipment lease - San Diego facility

On September 4, 2025, the Company entered into written agreements (“Equipment Agreements”), whereby the Company agreed to acquire certain equipment through a financing arrangement structured as a capital lease. Lease commencement will occur when the equipment is made available to the Company, which is the final onsite installation date and is expected to be approximately 12 months after the execution of the Equipment Agreements, or approximately September 2026. Upon commencement, the lease term will be 60 months (“Initial Term”), with future lease payments up to an approximately $6.2 million. The Company has the right to terminate the lease without cause at the end of the Initial Term or any term thereafter upon 90 days prior written notice without incurring penalties or interest.

As of September 30, 2025, no right-of-use asset or liability has been recognized in the financial statements, as the Company does not have possession of the equipment. The Equipment Agreements also include a refundable security deposit, equal to $1.0 million as of September 30, 2025, which is classified as restricted cash on the Company’s condensed balance sheet.

The components of lease assets and liabilities along with their classification on the Company’s condensed balance sheets were as follows:

Lease Assets and Liabilities	Classification	September 30, 2025	December 31, 2024
Operating lease assets	Right-of-use assets	$1,518	$1,760
Current operating lease liabilities	Lease liabilities	354	329
Non-current operating lease liabilities	Lease liabilities, net of current portion	1,270	1,539

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Cost Classification
Research and development	$29	$30	$80	$96
General and administrative expense	12	13	37	40

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2025:

Year	Amounts
2025 (remainder)	$112
2026	454
2027	403
2028	330
2029	312
2030	135
Total	$1,746
Less imputed interest	$122
Total Operating lease liabilities (include current portion)	$1,624

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and is currently on a month-to-month basis. Rent expense was de minimis during the nine months ended September 30, 2025 and 2024, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

The following table summarizes the Company’s shares of preferred stock and common stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
As of September 30, 2025
Preferred Stock	0.001	10,000,000	-	-
Common Stock	0.001	200,000,000	38,046,778	38,046,778

As of December 31, 2024
Preferred Stock	0.001	10,000,000	-	-
Common Stock	0.001	200,000,000	34,728,140	34,728,140

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of its common stock. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Company’s board of directors (the “Board”) out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shares of common stock do not include conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of September 30, 2025, and December 31, 2024, there were 38,046,778 and 34,728,140 shares of common stock issued and outstanding, respectively.

In March 2025, the Company completed an underwritten offering of 3,000,000 shares of its common stock at an offering price of $3.50 per share. The Company received net proceeds of $9.6 million from the offering, after deducting discounts and commissions and offering expenses payable by the Company.

The Company also agreed to issue the underwriter a warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $4.20 per share and which may be exercised until March 25, 2030, subject to certain terms and conditions.

NOTE 10 – STOCK BASED COMPENSATION

In August 2009, the Board approved the adoption of the 2009 Equity Incentive Plan (the “2009 Plan”). No shares are available for grant under the 2009 Plan.

In September 2018, the Board approved the adoption of the 2019 Equity Incentive Plan (the “2019 Plan”). No shares are available for grant under the 2019 Plan.

In June 2022, the Board approved the adoption of the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of incentive stock options (“ISOs”) to employees, including employees of any parent or subsidiary, and for the grant of non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of its affiliates. The 2022 Plan is a successor to the 2019 Plan. The aggregate number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of its common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. In January 2025, the number of shares available to be issued under the 2022 Plan automatically increased by 1,729,664 shares, as determined by the 2022 Plan. As of September 30, 2025, the total number of shares reserved for issuance was 2,276,375.

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

In June 2025, the Board approved an amendment of the Inducement Plan to increase the maximum aggregate number of shares of Common Stock issuable by 1,000,000. As of September 30, 2025, the total number of shares reserved for issuance was 1,133,700.

The following table presents a summary of awards outstanding:

	September 30, 2025
	2009 Plan	2019 Plan	2022 Plan	Inducement Plan	Total
Stock options	1,555,037	1,637,562	2,663,481	954,300	6,810,380
RSUs	-	-	1,246,462	-	1,246,462
	1,555,037	1,637,562	3,909,943	954,300	8,056,842

The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$1,650	$1,119	$3,560	$3,676
Research and development	985	636	2,092	2,310
	$2,635	$1,755	$5,652	$5,986

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock Options	$2,346	$1,528	$5,074	$4,635
RSUs	289	227	578	1,351
	$2,635	$1,755	$5,652	$5,986

Restricted Stock Units (“RSUs”)

In August 2025, under its 2022 Plan, the Board approved the granting to certain employees a total of 821,213 RSUs (the “Employee RSUs”). The Employee RSUs vest over four years and had an aggregate fair value of $2.9 million on the date of grant.

In addition, in August 2025, under its 2022 Plan, and pursuant to the Company’s Non-Employee Director Compensation Policy, the Board received automatic annual grants totaling 89,132 RSUs (the “Board RSUs”). The Board RSUs vest on the earlier of the first anniversary from the date of grant or the date of the next annual stockholders meeting. The Board RSUs expire ten years from the date of grant and had an aggregate fair value of $0.3 million on the date of grant.

The following table summarizes the activity of the Company’s RSUs:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	621,364	$3.06
Granted	960,472	3.55
Vested	(287,762)	4.99
Forfeited	(46,362)	2.29
Outstanding, September 30, 2025	1,247,712	$4.12

As of September 30, 2025, $1.0 million of unamortized stock compensation expense remains.

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

In January 2025, under its Inducement Plan, the Board approved the granting of an option to its Chief Financial Officer to purchase 275,000 shares of common stock with an exercise price of $3.95 per share. The option vests over four years, expires ten years from the date of grant and had a fair value of $0.9 million on the date of grant.

In July 2025, under its Inducement Plan, the Board approved the granting of an option to its General Counsel to purchase 270,000 shares of common stock with an exercise price of $2.83 per share. The option vests over four years, expires ten years from the date of grant and had a fair value of $0.6 million on the date of grant.

In August 2025, under its 2022 Plan, the Board approved the granting of long-term incentive compensation totaling 1,069,825 options to certain employees of common stock with the exercise price of $3.64 per share. The options vest over four years and expire ten years from the date of grant. All grants had an aggregate fair value of $3.3 million on the date of grant.

In August 2025, under its 2022 Plan, and pursuant to the Company’s Non-Employee Director Compensation Policy, the Board received automatic annual grants totaling 114,304 options of common stock with the exercise price of $3.64 per share. The options vest on the earlier of the first anniversary or the date of the next annual stockholders meeting and expire ten years from the date of grant. These grants had an aggregate fair value of $0.3 million on the date of grant.

In September 2025, the Board approved a reduction in the exercise prices of certain stock options held by employees to purchase shares of the Company’s common stock under the Company’s 2022 Plan, 2019 Plan and 2009 Plan that had exercise prices greater than $5.00 per share. The exercise price for such options was reduced to $3.33 per share, which is the closing price of the common stock on September 1, 2025, the effective date of the reduction. The total cost of the repricing was $1.3 million, of which $0.7 million was recorded as of September 30, 2025. The remainder of the cost will be recorded over the future vesting periods of the options.

During the nine months ended September 30, 2024, under its 2022 Plan, the Board approved the granting of options to certain employees to purchase 233,376 shares of common stock with exercise prices of $1.96 and $7.44 per share. The options vest over four years, expire ten years from the date of grant and had an aggregate fair value of $0.4 million on the date of grant.

In September 2022, the Board approved a stock option repricing whereby the exercise price of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, was adjusted to $6.00 per share, the closing price of the Company’s initial public offering. The total cost of the repricing was $2.73 million, of which $2.72 million was recorded as of December 31, 2024, and the remaining was recorded during the nine months ended September 30, 2025.

The assumptions used for the options granted during the period are as follows:

	Nine Months Ended September 30,
	2025	2024
Exercise prices	$2.83 - $3.64	$1.96 - $7.44
Expected dividend yield	-	-
Expected volatility	100%	100%
Risk-free interest rate	3.7%	4.2%
Expected term of options	5.5 - 7.00	5.5 - 6.0

The table below summarizes the Company’s stock option activities for the nine months ended September 30, 2025:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Terms (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	5,375,321	$8.82	5.66	94
Granted	1,794,129	3.03
Cancelled	(154,894)	9.96
Exercised	(5,000)	2.75
Expired	(199,176)	6.08
Outstanding at September 30, 2025	6,810,380	$6.23	6.74	3,261
Vested and exercisable, September 30, 2025	4,212,337	$7.92	4.24	-
Unvested, September 30, 2025	2,598,043

As of September 30, 2025, unvested stock option expense of $13.0 million remained and will be amortized over the remaining vesting period, through January 2029.

Stock Warrants

The table below summarizes the Company’s warrants activities for the nine months ended September 30, 2025:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2024	7,897,975	$3.00 - $9.00	$5.32
Granted	120,000	4.20	4.20
Cancelled	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2025	8,017,975	$3.00 – 9.00	$5.30
Vested and exercisable, September 30, 2025	8,017,975	$3.00 – 9.00	$5.30

In March 2025, the Company agreed to issue the underwriter for its secondary public offering a warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $4.20 per share and which may be exercised until March 25, 2030, subject to certain terms and conditions.

There is $0.2 million intrinsic value for warrant shares outstanding at September 30, 2025.

Employee Stock Purchase Plan

The Company’s 2022 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 15% of their earnings: (i) on May 16th of each year at a 15% discount of the fair market value of the Company’s common stock on November 17th of the previous year or May 16th of the then-current year, whichever is lower, and (ii) on November 15th of each year at a 15% discount of the fair market value of the Company’s common stock on May 17th or November 15th of the then-current year, whichever is lower. The ESPP includes an “evergreen” feature, which provides that an additional number of shares of common stock will automatically be added to the shares authorized for issuance under the ESPP on January 1st of each year, beginning on January 1, 2024 and ending on (and including) January 1, 2032. The number of shares added each calendar year will equal the lesser of 1% of the Company’s common stock outstanding on December 31st of the preceding calendar year or 2,100,000 or a lesser number as determined by the Board. During the nine months ended September 30, 2025, 25,876 shares of common stock were purchased for an aggregate purchase price of $52 under the ESPP, and as of September 30, 2025, 1,234,128 shares remain authorized and available for issuance.

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

The basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	September 30,
	2025	2024
Stock options	6,810,380	4,862,492
Stock warrants	8,017,975	7,897,975
Restricted stock units	1,247,712	212,774
Total	16,076,067	12,973,241

NOTE 12 – SEGMENT INFORMATION

The Company operates as a single reportable segment as a clinical stage biopharmaceutical company. The Company’s current focus is on developing oncolytic immunotherapies for the treatment of cancer. Segment profit or loss is measured as the net loss reported in the Company’s condensed statements of operations and comprehensive loss.

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

The table below details the Company’s revenues and expenses and reconciles those amounts to the Company’s net loss as computed under GAAP in the statements of operations and comprehensive loss:

	Three Months Ended September 30,
	2025	2024
Revenue	$-	$-

Less:
Research and development, excluding salaries	2,852	2,515
Salaries	904	901
Insurance	214	260
Stock-based compensation	2,635	1,754
Operating expenses	1,102	563
Other income	243	474
Net Loss	$(7,950)	$(6,467)

	Nine Months Ended September 30,
	2025	2024
Revenue	$-	$8

Less:
Research and development, excluding salaries	9,337	7,452
Salaries	2,767	2,715
Insurance	646	735
Stock-based compensation	5,652	5,986
Operating expenses	3,592	2,958
Other income	904	1,055
Net Loss	$(22,898)	$(20,893)

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

Since inception, we have incurred significant operating losses. Our net losses were $22.9 million and $20.9 million for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $274.3 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

During the year ended December 31, 2023, we closed our initial public offering (“IPO”) and two PIPE transactions and received $37.8 million of net proceeds from these transactions. During the year ended December 31, 2024, we closed a second public offering and received $27.7 million of net proceeds from that offering. In March 2025, we closed a third public offering and received $9.6 million of net proceeds from that offering. Due to the funds received through these offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we had stockholders’ equity of $18.6 million at September 30, 2025. We expect our cash, cash equivalents, restricted cash and investments, totaling $21.0 million at September 30, 2025, to last into the third quarter of 2026.

Recent Developments

US-Based Phase 2 Trial in NSCLC

In October 2024, we announced that the first patient had been dosed in a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent non-small cell lung cancer (“NSCLC”) in the United States. In accordance with our license agreement (as amended, the “Newsoara License”) with our partner in China, Newsoara BioPharma Co. Ltd. (“Newsoara”), Newsoara is generally obligated to fund the Phase 2 NSCLC trial in its entirety in the United States and China (“VIRO-25 Trial”). In November 2023, we agreed with Newsoara that Genelux would directly engage a contract research organization (“CRO”) on mutually agreeable terms to conduct certain startup activities for the VIRO-25 Trial in the U.S. only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. Pursuant to a letter of understanding (the “LOU”), in September 2025, we agreed with Newsoara that the CRO would conduct additional study activities beyond startup for the VIRO-25 Trial in the United States and Newsoara would reimburse us for costs and expenses related to such additional activities; however, Newsoara is permitted to defer reimbursement of the foregoing costs and expenses until the earlier of: (i) completion of its next round of financing or (ii) December 31, 2026.

Officer Transition

On July 7, 2025, the Company announced the appointment of Eric Groen as General Counsel, Corporate Secretary, Chief Compliance Officer and Head of Business Development, effective as of July 1, 2025.

Results of Operations

Net Sales

No revenue was recognized during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we recognized $0.8 million relating to the Company’s license agreement with Elias Animal Health, LLC.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the following periods indicated (in thousands):

	Three Months Ended
	September 30,
	2025	2024	Change
Revenues	$-	$-	$-

Operating expenses:
Research and development	4,741	4,051	690
General and administrative	3,453	2,890	563
Total operating expenses	8,194	6,941	1,253

Loss from operations	(8,194)	(6, 941)	(1,253)
Other income:
Interest income	175	222	(47)
Bond Accretion Income	69	252	(183)
Total other income	244	474	(230)
Net loss	$(7,950)	$(6,467)	$(1,483)

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

The following table summarizes our research and development expenses for the following periods indicated (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change
Employee compensation and related expenses	$903	$901	$2
Stock compensation, including the cost of stock options and restricted stock grants	986	635	351
Manufacturing and laboratory materials and other expenses	249	90	159
Manufacturing quality services	337	322	15
Clinical and regulatory expenses	1,955	1,656	299
Facility-related expenses, including depreciation	170	323	(153)
Consulting expenses and contract labor	139	120	19
Other expenses	2	4	(2)
Total research and development expenses	$4,741	$4,051	$690

R&D expenses increased by $0.7 million for the three months ended September 30, 2025, over the same period in 2024. The increase was primarily driven by $0.4 million in stock compensation and $0.3 million in clinical and regulatory expenses relating to increased clinical trial costs associated with our Phase 3 On Prime Registration trial in 2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the following periods indicated (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change
Employee compensation and related expenses	$938	$585	$353
Stock compensation, including the cost of stock options and restricted stock grants	1,653	1,119	534
Professional services	349	540	(191)
Facility-related expenses	65	109	(44)
Insurance expenses	214	260	(46)
Consulting and contract labor expenses	109	152	(43)
Other expenses	125	125	-
Total general and administrative expenses	$3,453	$2,890	$563

General and administrative expenses increased by $0.6 million for the three months ended September 30, 2025 over the same period in 2024 primarily as a result of an increase of $0.5 million in stock compensation and $0.4 million in salary and benefits partially offset by a decrease of $0.2 million in professional services.

Other Income

Other income was $0.2 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025, other income consisted of interest income of $0.2 million and bond accretion income of $0.07 million from the investment into money market funds, while during the same period in 2024, other income consisted of interest income of $0.2 million and bond accretion income of $0.3 million.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the following periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2025	2024	Change
Revenues	$-	$8	$(8)

Operating expenses:
Research and development	14,197	12,478	1,719
General and administrative	9,605	9,478	127
Total operating expenses	23,802	21,956	1,846

Loss from operations	(23,802)	(21,948)	(1,854)

Other income:
Interest income	583	499	84
Bond Accretion Income	321	556	(235)
Total other income	904	1,055	(151)
Net loss	$(22,898)	$(20,893)	$(2,005)

Research and Development (R&D) Expenses

The following table summarizes our research and development expenses for the following periods indicated (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change
Employee compensation and related expenses	$2,767	$2,715	$52
Stock compensation, including the cost of stock options and restricted stock grants	2,093	2,311	(218)
Manufacturing and laboratory materials and other expenses	1,089	447	642
Manufacturing quality services	1,074	1,341	(267)
Clinical and regulatory expenses	6,299	4,341	1,958
Facility-related expenses, including depreciation	532	1,061	(529)
Consulting expenses and contract labor	335	229	106
Other expenses	8	33	(25)
Total research and development expenses	$14,197	$12,478	$1,719

R&D expenses increased by $1.7 million for the nine months ended September 30, 2025, over the same period in 2024. The increase was primarily driven by an increase of $2.0 million in clinical trial costs and $0.6 million in manufacturing and laboratory material associated with our Phase 3 On Prime Registration trial in 2025, partially offset by a decrease of $0.5 million in facility expense and $0.3 million in manufacturing quality services.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the following periods indicated (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change
Employee compensation and related expenses	$2,531	$1,791	$740
Stock compensation, including the cost of stock options and restricted stock grants	3,560	3,676	(116)
Professional services	1,800	1,866	(66)
Facility-related expenses	248	346	(98)
Insurance expenses	656	735	(79)
Consulting and contract labor expenses	301	710	(409)
Other expenses	509	354	155
Total general and administrative expenses	$9,605	$9,478	$127

General and administrative expenses increased by $0.1 million for the nine months ended September 30, 2025 over the same period in 2024 primarily as a result of a $0.7 million increase in employee compensation partially offset by a decrease of $0.4 million in consulting fees and $0.1 million in stock compensation.

Other Income

Other income was $0.9 million and $1.1 million for the nine months ended September 30, 2025, and 2024, respectively. During the nine months ended September 30, 2025, other income consisted of interest income of $0.6 million and bond accretion income of $0.3 million from the investment into money market funds and investments, while during the same period in 2024, other income consisted of interest income of $0.5 million and bond accretion income of $0.6 million.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $22.9 million and used cash in operations of $19.1 million during the nine months ended September 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to the uncertainty that accompanies our audited financial statements as of and for the year ended December 31, 2024. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its development strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2025, we had cash, cash equivalents, restricted cash and investments of $21.0 million. Apart from payment and reimbursement obligations of Newsoara under the Newsoara License, we do not have any committed external source of funds or other support for our developmental efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, which may include ATM Sales, or other capital sources such as milestone payments, royalties or other payments or funding from existing or potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents, restricted cash and investments will fund our planned operations into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash Flow from:
Operating activities	$(19,069)	$(16,926)
Investing activities	5,577	(14,805)
Financing activities	9,619	28,415
Net decrease in cash, cash equivalent and restricted cash	$(3,873)	$(3,316)

During the nine months ended September 30, 2025, cash flow used in operating activities was $19.1 million, which consisted of a net loss of $22.9 million, non-cash expense of stock-related compensation of $3.8 million, partially offset by a decrease in accrued expense of $1.6 million. Cash provided by investing activities amounted to $5.6 million, which was primarily attributable to net maturities of investments of $6.2 million. Cash provided by financing activities of $9.6 million was related to cash received from sale of common stock. See “Stockholders’ Equity” in Note 9 to our unaudited interim condensed financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

During the nine months ended September 30, 2024, cash flow used in operating activities was $16.9 million, which consisted of a net loss of $20.9 million, non-cash expense of stock-related compensation of $4.3 million, partially offset by a decrease in accounts payable and accrued expenses of $1.4 million. Cash used in investing activities amounted to $14.8 million, which was primarily attributable to the net purchase of investments of $14.5 million. Cash provided by financing activities was $28.4 million, which was primarily related to cash received in connection with the closing of a secondary offering from sale of common stock of $27.7 million.

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

We believe that our existing cash, cash equivalents, restricted cash and investments will fund our planned operations into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our critical accounting policies are described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to these accounting policies during the nine months ended September 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

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

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net losses were $22.9 million and $20.9 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $274.3 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Besides the obligations by Newsoara to provide clinical trial funding under the Newsoara License, we do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as milestone payments, royalties or other payments or funding from existing or potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents, restricted cash and investments will fund our planned operations into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete development of Olvi-Vec or any other product candidate. The failure to receive all or some of the committed proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

Our product candidates are in preclinical and clinical stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable.

All of our product candidates are in research, preclinical or clinical development. We have not completed the development of any product candidates, we currently generate no revenue, and we may never be able to develop a marketable product. Enrollment of our Phase 2 clinical trial, an open-label, single-arm study, of our lead product candidate, Olvi-Vec, in patients with PRROC, was completed in September 2019, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. We continue to enroll patients in this Phase 3 trial with topline results anticipated in the second half of 2026.

Newsoara is generally obligated under the Newsoara License to fund our ongoing Phase 2, open-label, randomized, and controlled NSCLC clinical trial in its entirety in the United States and China, known as the VIRO-25 Trial. In November 2023, we agreed with Newsoara that we would directly engage a CRO on mutually agreeable terms to conduct certain startup activities for the VIRO-25 Trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. In September 2025 and pursuant to the LOU, we agreed with Newsoara that the CRO would conduct study activities beyond startup for the VIRO-25 Trial in the United States and Newsoara would reimburse us for costs and expenses related to such additional activities. Under the agreed upon terms, Newsoara is permitted to defer reimbursement of the foregoing costs and expenses until the earlier of: (i) completion of its next round of financing, or (ii) December 31, 2026. Subject to regulatory authorization in China, the Company expects Newsoara to eventually to add sites in China and for the parties to conduct this study as a multi-regional clinical trial.

We and Newsoara co-sponsor a Phase 1/2 clinical trial of Olvi-Vec in patients with recurrent SCLC in China, which Newsoara is conducting, and initiated the Phase 1 portion in the first half of 2023. A readout of interim results in the Phase 1b portion of this trial was disclosed in the first quarter of 2025. We expect to report additional interim results from this trial in the fourth quarter of 2025. Data are supportive of Olvi-Vec being a platinum resensitizing agent beyond ovarian cancer and underscore the current clinical development strategy. In addition to expecting Newsoara to join our ongoing Phase 2 NSCLC trial, as discussed above, we anticipate they will initiate a trial in recurrent ovarian cancer in China.

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

For our lead product candidate, Olvi-Vec, we completed enrollment, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. In March 2025, we announced that we had concluded a productive Type D meeting with the FDA for Olvi-Vec in the treatment of PRROC. In response to a question seeking the FDA’s guidance on our expectations regarding a confirmatory trial based on the Phase 3 OnPrime/GOG-3076 registration trial (Phase 3 trial) results, the FDA responded that “As stated previously, an interim analysis of overall survival (“OS”) should be planned at the time of the primary progression-free survival (“PFS”) analysis. If a clinically meaningful PFS advantage is demonstrated in the absence of a decrement in OS, this could potentially support traditional approval.” The FDA further recommended we request a pre-BLA meeting with FDA with topline safety and efficacy data following completion of the trial so that the FDA may discuss next steps. Clinical development is expensive and can take many years to complete and its outcome is inherently uncertain. Olvi-Vec may not perform as we expect in clinical trials, particularly in our open-label, randomized, and controlled Phase 3 registration clinical trial, in which Olvi-Vec may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect and may not ultimately prove to be safe and effective. The FDA’s analysis and interpretation of the data may also differ from ours.

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

To date, Olvi-Vec is the only product candidate we have tested in humans. The most advanced trial with enrollment completed was our open-label, single-arm Phase 1b/2 clinical trial in PRROC. Enrollment was completed in September 2019, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Additionally, we previously conducted five Phase 1 clinical trials and one Expanded Access Program in different indications, using different routes of administration and different dosing regimens. The most common treatment-related toxicities generally observed in our trials from different routes of administration were pyrexia, nausea, vomiting, chills and fatigue with additional common treatment-related toxicities observed in our intraperitoneal administration trials being abdominal pain and abdominal distension. As we continue our development of Olvi-Vec and initiate clinical trials of any future product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge or be reported, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after the drug is tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the FDA or comparable foreign regulatory authorities, or institutional review boards and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label, a Risk Evaluation and Mitigation Strategy or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require, or we may voluntarily develop strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

Our current collaborations with TVAX Biomedical, Inc. and Newsoara, and potential future collaborations we might enter into for Olvi-Vec or our other product candidates, may pose a number of risks, including the following:

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

For example, Newsoara is generally obligated under the Newsoara License to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States, which VIRO-25 trial is now ongoing with the first patient dosed in October 2024. Newsoara has also agreed to reimburse us for the costs and expenses of a CRO to conduct activities for the NSCLC trial in the United States, but is permitted to defer such reimbursement payments until the earlier of: (i) completion of its next round of financing, or (ii) December 31, 2026. If Newsoara is unable or unwilling to provide funding and/or reimbursement of costs for the NSCLC trial in a timely manner or at all, we would need to obtain the funding on our own and/or scale back or discontinue these clinical development activities.

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

Over the last several years, the U.S. government has shut down several times, including most recently on October 1, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, current and future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with specialized laboratory equipment used in the manufacture of Olvi-Vec. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2025, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities as set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Expiration Date	Total Number of Securities to be Sold
Yong (Tony) Yu, SVP Clinical Development	Adoption	09/16/2025	X	12/16/2026	Up to 67,356 shares

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Investors’ Rights Agreement, by and among the Registrant and AbbVie, Inc. and Aladar Szalay, Ph.D., dated January 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.3	Form of Umbrella Agreement Regarding Family Investments (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.4	Form of Convertible Note Purchase Agreement under the Umbrella Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

4.5	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.6	Form of Indenture (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024).

4.7	Form of Common Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024).

4.8	Form of Preferred Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024).

4.9	Form of Debt Securities Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-3 (File No. 333-276847), filed with the SEC on February 2, 2024).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on May 24, 2024).

10.1	Executive Employment Offer Letter, dated July 1, 2025, by and between the Registrant and Eric Groen.

10.2	Letter of Understanding, dated September 30, 2025, by and between the Registrant and Newsoara Biopharma Co., Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this Quarterly Report on Form 10-Q.
†	This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2025

GENELUX CORPORATION

By:	/s/ Thomas Zindrick, J.D.
Thomas Zindrick, J.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Matthew Pulisic
Matthew Pulisic
Chief Financial Officer
(Principal Financial and Accounting Officer)

