Form 10-K
period 2025-12-31
GENELUX Corp
filed 2026-03-19
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting outstanding common stock held by non-affiliates was approximately $89.1 million, based upon the closing price of the registrant’s common stock on June 30, 2025.

As of March 16, 2026, 44,805,811 shares of registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. All statements other than statements of historical facts contained in this Annual Report, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Forward-looking statements contained in this Annual Report include statements regarding:

●	the timing, progress and results of clinical studies for our product candidates, including the development of our only clinical-stage product candidate, Olvi-Vec;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the potential benefits and market opportunity for our product candidates and CHOICE platform;
●	expectations regarding the size, scope and design of clinical studies;
●	our manufacturing, commercialization, and marketing plans and strategies;
●	our plans to hire additional personnel and our ability to attract and retain such personnel;
●	our estimates of the number of patients who suffer from the diseases we are targeting and potential growth in our target markets;
●	our expectations regarding the approval and use of our product candidates;
●	our competitive position and the development and impact of competing therapies that are or may become available;
●	expectations regarding future events under collaboration and licensing agreements, including potential future payments, as well as our plans and strategies for entering into further collaboration and licensing agreements;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	the rate and degree of market acceptance and clinical utility of product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our future financial performance;
●	the period over which we estimate our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our future operations;
●	our expected use of net proceeds from our financing transactions;
●	the impact of laws and regulations;
●	the impact of geopolitical and macroeconomic factors; and
●	other risks and uncertainties, including those described under Part I, Item 1A, “Risk Factors” in this Annual Report.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described under “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (the SEC). Statements made herein are as of the date of the filing of this Annual Report with the SEC and should not be relied upon as of any subsequent date. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report, and while we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely on these statements.

ii

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

We face many risks and uncertainties, as more fully described in under Part I, Item 1A, “Risk Factors” in this Annual Report. Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.” Some of the material risks associated with our business include the following:

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

PART I

Item 1. BUSINESS

A. Overview

Genelux is a late clinical-stage biopharmaceutical company focused on developing next-generation oncolytic viral immunotherapies for patients suffering from aggressive and/or difficult-to-treat tumor types. Our clinical and preclinical product candidates are intended to selectively kill tumor cells and induce a robust immune response against a patient’s tumor neoantigens. Importantly, our oncolytic immunotherapy product candidates are “off-the-shelf” personalized immunotherapies. In other words, while we administer the same virus product to different patients, the cellular immune response generated is expected to be specific to the unique neoantigens in that patient. Our lead product candidate, Olvi-Vec (olvimulogene nanivacirepvec), is a proprietary, modified strain of the vaccinia virus (VACV), a stable DNA virus with a large engineering capacity.

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

We are executing a late-stage clinical program of our lead product candidate, Olvi-Vec, to demonstrate platinum-resensitization in multiple indications. We are currently evaluating Olvi-Vec in three clinical trials:

●	a Phase 3 registrational trial in the U.S. to treat patients with platinum-resistant/refractory ovarian cancer (PRROC),
●	a Phase 2 clinical trial in the U.S. to treat patients with recurrent non-small cell lung cancer (NSCLC), and
●	a Phase 1b/2 clinical trial in China to treat patients with recurrent small cell lung cancer (SCLC).

The Phase 3 registrational trial, called the OnPrime/GOG-3076 trial, is evaluating the administration of Olvi-Vec intraperitoneally to treat patients with PRROC. The Phase 2 NSCLC trial, called the VIRO-25 trial, and the Phase 1b/2 SCLC trial are evaluating Olvi-Vec administered systemically (i.e., intravenously) to treat patients with recurrent NSCLC and SCLC, respectively. Our development of Olvi-Vec is discussed in more detail in the Development Programs section below.

In September 2021, we entered into a License Agreement (the Newsoara License Agreement) with Newsoara BioPharma Co. Ltd. In October 2025, Newsoara BioPharma Co. Ltd. assigned all of its rights and obligations under the Newsoara License Agreement to an affiliate, Newsoara HYK Biopharmaceuticals Co., Ltd. We refer herein to the counterparty to the Newsoara License Agreement as Newsoara. Pursuant to the Newsoara License Agreement, we granted Newsoara an exclusive license to research, develop, commercialize or exploit Olvi-Vec in China, which includes mainland China, Taiwan, Hong Kong and Macau, for all human diagnostic, prophylactic and therapeutic uses (the Newsoara Field). The Newsoara License Agreement is discussed in more detail in the Newsoara License Agreement section below.

We have a facility in San Diego, California for current Good Manufacturing Practice (cGMP) manufacturing. The facility is producing cGMP material that is being used in our ongoing clinical trials in the U.S. and China and that we intend to use in additional clinical trials of Olvi-Vec and for the initial commercial launch of Olvi-Vec, if approved. We also lease a second building in the same location which, when upgrades are completed, will provide laboratory capabilities and administrative offices.

B. Pipeline

Our pipeline is summarized below:

C. Strategy

Our strategy is to leverage our deep internal capabilities in the clinical development of oncolytic viruses to create a leading immunotherapy company, discovering, developing and commercializing next-generation products for the treatment of a broad range of cancers, initially solid tumors, many of which are among the most difficult cancers to treat. We are focused on the execution and success of our clinical programs and, over time, on building our organization into a fully-integrated therapeutics company. Key elements of our strategy include:

●	Advance our lead product candidate, Olvi-Vec, through a late-stage clinical development program focused on platinum resensitization, and seek regulatory approval. Our Phase 3 OnPrime/GOG-3076 registration trial of Olvi-Vec in PRROC and our Phase 2 VIRO-25 trial, which is an open-label, randomized and controlled clinical trial of Olvi-Vec in patients with recurrent NSCLC, are being conducted in the United States and are ongoing.

●	Support the clinical and commercial development of Olvi-Vec with our strategic partner, Newsoara, advise and coordinate the design and initiation of clinical trials in China and provide product supply and technology transfer. Our co-sponsored Phase 1b/2 clinical trial of Olvi-Vec in patients with recurrent SCLC in China is ongoing.

●	Prepare for U.S. commercial launch in ovarian cancer. As our clinical trial program progresses in ovarian cancer, we intend to expand our preliminary commercial strategy initiatives and support corporate development efforts.

●	Broaden and strengthen our internal manufacturing capabilities, utilizing our in-house manufacturing facility. We have strong in-house pharmaceutical development and manufacturing capabilities and have established, equipped and are operating our own cGMP manufacturing facility in San Diego, California for multi-product cGMP manufacturing.

●	Leverage our CHOICE discovery platform to build a portfolio of oncology product candidates that target a range of immune mechanisms and progress these product candidates into clinical development. We are positioned to strengthen our leadership in the oncolytic viral immunotherapy field by leveraging the VACV product candidates generated by our CHOICE platform.

●	Seek additional development and commercial collaborations for Olvi-Vec and our other human therapeutic product candidates, while retaining economic and commercial rights in key geographic areas. We intend to retain rights in the United States for our product candidates and to develop an oncology-focused commercial organization of internal and/or contract resources. When economically attractive, we intend to accelerate development and commercialization of, and patient access to, our product candidates by pursuing strategic partnerships with leading biopharmaceutical companies in those geographic areas where we are unlikely to pursue development and commercialization on our own.

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

We are developing Olvi-Vec for the treatment of multiple cancers based on the results of preclinical studies that suggest Olvi-Vec has the potential to infect and directly kill a wide range of tumor cell types in vitro and in vivo and produce an anti-tumor immune response. To date, Olvi-Vec has been studied in multiple early- and mid-phase clinical trials via regional, and systemic deliveries, as a monotherapy and in combination with other therapies, in seven completed clinical trials with a variety of cancer types. Those clinical trials have yielded data that has informed our current and future clinical strategy and trial design involving multiple indications and methods of delivery.

In our completed clinical trials, irrespective of the route of administration, dosing regimen or cancer type, Olvi-Vec was:

●	Observed to be well tolerated, and whether administered in a single dose or multiple doses per cycle, no maximum tolerated dose (MTD) was reached in any of the trials and there were no significant issues with virus shedding into the environment;

●	Shown to infect and selectively kill tumor cells, initiate an anti-tumoral response and modulate the tumor microenvironment, including re-sensitizing certain tumors to chemotherapy; and

●	Shown to enhance chemotherapeutic activities in a combination therapy setting.

In addition, in clinical trials in which Olvi-Vec was systemically administered, Olvi-Vec was:

●	Shown to likely overcome pre-existing and/or induced anti-vaccinia antibody levels by high and/or extended dosing;

●	Detectable in the active state as live virus in blood circulation even at two hours after infusion, which we believe is ample time for the virus to reach distal metastases; and

●	Capable of infecting tumor tissues and reducing circulating tumor cells.

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

D. Development Programs

Platinum Resistant/Refractory Ovarian Cancer

We envision that Olvi-Vec-primed immunochemotherapy may overcome chemotherapy resistance for patients with end-stage ovarian cancer that would otherwise consider palliative care or use of drugs with historically poor response rates. We initiated a Phase 3 OnPrime/GOG-3076 registration trial in PRROC in 2022. The trial is an open-label, randomized control design (2:1 randomization), enrolling patients who are platinum resistant/refractory by standard definitions and received a minimum of 3 prior lines of therapy. The trial is designed to address a broad and underserved pool of patients and the inclusion criteria allows patients to enroll regardless of (i) tumor biomarkers, (ii) platinum refractory tumors or (iii) the maximum number of prior lines of treatments (i.e., no cap on previous treatments).

Patients in the experimental arm of the trial receive a single cycle (two doses) of Olvi-Vec administered intraperitoneally and, approximately four weeks later, a regimen of a platinum-based doublet plus bevacizumab followed by maintenance therapy.

Patients in the active comparator arm of the trial receive a regimen of single agent chemotherapy with optional platinum, plus bevacizumab followed by maintenance therapy. Total trial enrollment will be a number of patients sufficient to achieve a primary progression-free survival analysis (PFS) of 127 events. We anticipate reporting topline results in the second half of 2026. Additionally, in communication regarding the Phase 3 OnPrime/GOG-3076 registrational trial in March 2025, the FDA stated that an interim analysis of overall survival (OS) should be planned at the time of the primary PFS analysis and confirmed that if a clinically meaningful PFS advantage is demonstrated in the absence of a decrement in OS, this could potentially support traditional approval. The FDA further recommended us to request a pre-Biologics License Application (BLA) meeting with the FDA with topline safety and efficacy data following completion of the trial so that the FDA may discuss next steps.

The following graphic summarizes the study design for the Phase 3 OnPrime/GOG-3076 registration trial.

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

In the Phase 1b portion of the clinical trial, no virus- related severe organ toxicity was observed by clinical or serologic parameters, and a maximum tolerated dose was not reached. Olvi-Vec treatment was observed to be well tolerated.

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

Importantly, relative to historical comparisons, the heavily pretreated patients with median 4 prior lines receiving Olvi-Vec-primed immunochemotherapy generally showed marked clinical benefits, particularly with respect to ORR per RECIST 1.1 (54%: 19% CRs; 35% PRs) with durable response, median PFS (11.0 months) and median OS (15.7 months). Historically, for such patients the expected ORR per RECIST 1.1 would be < 20%, median PFS < 4 months, and median OS < 12 months. Of note, an ORR by RECIST 1.1 of 54% and median PFS of 11.4 months were achieved in patients with platinum-refractory disease versus the historically expected ORR per RECIST 1.1 of < 10%, median PFS < 3 months; prior to joining our trial, these patients progressed during, or within one month after, receiving their most recent prior platinum-based therapy.

With 13 objective responders per RECIST 1.1 out of 24 evaluable patients, the trial results exceeded the pre-defined threshold of 43%, and after our discussions with the FDA, supported moving into a Phase 3 trial.

Overall Response Rate (ORR), including Complete Responses (CR) & Partial Responses (PR), and Progression-Free Survival (PFS)*

	ORR by RECIST1.1**	Duration of Response	ORR by CA-125	Median PFS	Median Overall Survival (OS)
All patients (n= 27) (95% CI)	**54%** (13[◊]/24[◊◊]) (33 - 74) **CR=8%** **PR=46%**	**7.6 mos** (3.7 - 9.6)	**85%** (22/26[◊◊◊]) (65 - 96)	**11.0 mos** (6.7 - 13.0)	**15.7 mos** (12.3 - 23.8)
Platinum-resistant (n=14) (95% CI)	**55%** (6/11) (26 - 84) **CR=18%** **PR=36%**	**7.6 mos** (3.7 - NA)	**85%** (11/13) (55 - 98)	**10.0 mos** (6.4 - NA)	**18.5 mos** (11.3 – 23.8)
Platinum-refractory (n=13) (95% CI)	**54%** (7/13) (27 - 81) **CR=0%** **PR=54%**	**8.0 mos** (3.7 - NA)	**85%** (11/13) (55 - 98)	**11.4 mos** (4.3 -13.2)	**14.7 mos** (10.8 – 33.6)

*Baseline for ORR & PFS evaluation is the timepoint immediately prior to starting post-Olvi-Vec carboplatin doublet +/- bevacizumab to allow direct comparison to historical data or patients' own previous line of chemotherapy

**Eligible for evaluation: with at least 1 measurable target lesion at baseline; including 2 patients without post-chemo scan after virotherapy, and therefore are assigned to the 'inevaluable for response' category per RECIST1.1

[◊]Including 3 unconfirmed; 2 in resistant and 1 in refractory groups

[◊◊]Three of 27 patients were not evaluable as defined by RECIST 1.1 criteria due to no measurable disease. However, these 3 patients were evaluable by the Gynecological Cancer InterGroup (GCIG) CA-125 criteria, showing 2 partial responses and 1 complete response as best response.

[◊◊◊]One of 27 patents was not evaluable by GCIG CA-125 criteria. However, this patient was evaluable by RECIST 1.1, showing stable disease as best response.

The majority of patients treated with Olvi-Vec-primed immunochemotherapy showed clinical benefits exceeding their own last prior line of therapy (median PFS of 11.0 months versus 4.5 months) with preserved or improved performance status. Additionally, 20% of patients were long-term survivors, which is generally regarded as a hallmark of clinically beneficial immunotherapies.

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

The Phase 1b/2 SCLC trial and Phase 2 VIRO-25 trial are actively enrolling in dose escalation cohorts to inform dose selection for the subsequent portion of the studies.

Non-Small Cell Lung Cancer

In 2024, we initiated enrollment in the dose escalation portion of our Phase 2 VIRO-25 trial in the United States, prior to selecting a dose to potentially move into an open-label, randomized, and controlled clinical trial of Olvi-Vec in patients with recurrent NSCLC (after progression on a front-line maintenance Immune Checkpoint Inhibitor-based regimen).

The following graphic summarizes the study design for the Phase 2 VIRO-25 trial:

In January 2026, we announced initial interim results from the VIRO-25 trial. As of the data review cutoff date of December 31, 2025, systemic administration of Olvi-Vec in the initial dose escalation cohorts of the trial achieved the following preliminary results:

●	5 evaluable patients
●	Disease control response (DCR) of 60% (3/5 patients)
●	Tumor size changes among the three DCR patients were 8.9%, -18.9%, and -22.7%, respectively, as compared to baseline
●	Olvi-Vec was generally well tolerated

We expect to report additional updated dose-finding data from this trial throughout 2026.

Small Cell Lung Cancer

We sponsor with Newsoara an ongoing Phase 1b/2 clinical trial of Olvi-Vec in patients with recurrent SCLC in China. The following graphic summarizes the study design for the Phase 1b/2 trial.

A readout of interim results in the Phase 1b portion of this trial was disclosed in the first quarter of 2025. In January 2026, we announced additional interim results from the SCLC trial. As of the data review cutoff date of December 23, 2025, systemic administration of Olvi-Vec in the initial dose escalation cohorts in this trial achieved the following preliminary results:

●	9 evaluable patients
●	Overall response rate (ORR) of 33% (3/9 patients), including three partial responses (PRs)

○	Two of the three PRs occurred in Cohort 4, the highest dose cohort tested as of the data review cutoff date, with tumor shrinkage of approximately 55% and 85% from baseline, representing an ORR of 67% (2/3) in Cohort 4 and potentially suggesting a dose-response trend

●	Disease control rate of 67% (6/9 patients)

○	Tumor shrinkage of 24–85% among the six DCR patients, all of whom experienced a reduction in all target lesions from baseline

●	Olvi-Vec was generally well tolerated
●	Exploratory durability signals: Two PR patients across different cohorts have been evaluated in long-term follow-up:

○	A patient with 1 prior line, at last scan, achieved a PR with an ongoing PFS of 12.1 months
○	A patient with 4 prior lines had a PFS of 7.7 months, which exceeds the PFS in the immediately preceding line in the same patient (1.9 months) by 5.8 months

Notably, this SCLC trial is primarily evaluating safety and tolerability and, as such, patients who achieved objective responses from Olvi-Vec immunochemotherapy in this trial do not receive any subsequent standard maintenance immunotherapy to extend durability of response.

We expect to report additional updated dose-finding data from this trial throughout 2026.

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

Indications for development will be selected from the balance of more than 20 major human cancers against which Olvi-Vec has shown activity in preclinical studies, including blood (other leukemia/lymphoma), breast, colon, kidney, lung, prostate and skin (melanoma) cancers.

Newsoara License Agreement

In September 2021, we entered into the Newsoara License Agreement, pursuant to which we granted Newsoara an exclusive license to research, develop, commercialize or exploit (i) any and all oncolytic viruses that are controlled by us, including Olvi-Vec but excluding V-VET1 (licensed viruses); (ii) any pharmaceutical product in final form that is comprised of or contains the licensed viruses as an active ingredient (licensed products); (iii) any virus developed by or on behalf of Newsoara that (a) has a vaccinia virus backbone; (b) is not disclosed or covered by any of our patents; and (c) includes modifications (as compared to the licensed viruses) of a gene function with therapeutic intent (derived molecules); and (iv) any pharmaceutical product in final form that is comprised of or contains derived molecule as an active ingredient (derived products), in each case in mainland China, Taiwan, Hong Kong and Macau (the Newsoara Territory) in the field of human diagnostic, prophylactic and therapeutic uses (the Newsoara Field). The license granted to Newsoara is royalty bearing for licensed products and royalty free for derived products. Under the Newsoara License Agreement, Newsoara granted us an exclusive and royalty bearing license to develop, commercialize and exploit outside the Newsoara Territory any derived products developed by Newsoara.

Under the terms of the Newsoara License Agreement and to date, we have received from Newsoara an aggregate of $11.0 million ($5.0 million as an upfront payment and $6.0 million as a milestone payment) associated with the Newsoara License Agreement. Newsoara is obligated to pay us additional development and commercial milestone payments up to $160.5 million in the aggregate upon the occurrence of certain development, regulatory and commercial milestones by the licensed products, and royalties on net sales of the licensed products in the mid-single-digit to mid-teens percentage range (the Newsoara Royalty). The Newsoara Royalty term, with respect to a licensed product and each region in the territory, is the period beginning on the date of first commercial sale of such licensed product in such region and ending on the last to occur of: (a) the expiration of the last to expire patent controlled by us (including any applicable patent term extension) in such region that contains either (i) an issued valid claim that covers the licensed product (including the licensed virus contained therein, and including the composition of matter and method of making and using thereof) or (ii) a pending valid claim that covers the sequence of the licensed virus contained therein; (b) the 10th anniversary of the first commercial sale of such licensed product in such region; and (c) the expiration of all regulatory exclusivity for such licensed product in such region. If we, at our discretion, elect to develop and commercialize outside the territory any derived product developed by Newsoara, we are required to make certain milestone and royalty payments to Newsoara.

Pursuant to the Newsoara License Agreement, Newsoara is required to use commercially reasonable efforts to research, develop, manufacture and commercialize the licensed products in the Newsoara Territory in the Newsoara Field and is solely responsible for all costs and expenses incurred in connection with such activities. In addition, Newsoara is required to use commercially reasonable efforts to conduct a multi-center Phase 2 clinical trial for Olvi-Vec in NSCLC using clinical sites in the United States and China, which is the VIRO-25 clinical trial. Newsoara is generally obligated under the Newsoara License Agreement to fund the costs of the VIRO-25 clinical trial in the United States and China. In November 2023, we and Newsoara agreed that we would engage a clinical research organization (CRO) to conduct certain start-up activities for the trial in the United States only, with Newsoara to reimburse us for the costs and expenses. Pursuant to a letter of understanding (the LOU), in September 2025, we agreed with Newsoara that the CRO would conduct additional study activities beyond startup for the VIRO-25 clinical trial in the United States and Newsoara would reimburse us for costs and expenses related to such additional activities; however, Newsoara is permitted to defer reimbursement of the foregoing costs and expenses until the earlier of: (i) completion of its next round of financing, or (ii) December 31, 2026.

In November 2022, we entered into a Clinical Supply Agreement with Newsoara to manufacture and supply Olvi-Vec for Newsoara’s clinical trials in the Newsoara Territory. We are responsible for supplying Olvi-Vec to Newsoara, and Newsoara will pay us the cost of manufacturing.

E. Operations

Manufacturing and Distribution

We lease a 7,569 square-foot building in San Diego, California where we have established and equipped our own manufacturing facility in order to secure supplies for clinical trials and commercial launch. The facility includes laboratories, production cleanrooms, and installed equipment, to accept and prepare raw materials, and produce drug substance and drug product in accordance with cGMP and all other applicable laws and regulations.

We also lease a 6,755 square-foot building in the same location which, when upgrades are completed, will provide laboratory capabilities and administrative offices.

We maintain agreements with our raw material and component suppliers, as well as with contract laboratories to provide services such as analytical development and validation, raw material testing, release testing of drug substance and drug product and stability testing. We also contract with a third party for the labeling, packaging and distribution of our clinical material and expect to do so in the future for commercial Olvi-Vec product, assuming it receives regulatory approval. We do not have long-term supply arrangements in place with raw material and component suppliers.

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

Intellectual Property

Our success depends upon protecting and enhancing our proprietary technologies, inventions and improvements that are believed to be important to our business. We strive to and intend to seek, maintain and defend intellectual property rights, whether developed internally or licensed from third parties. We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and brand.

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

National and international patent laws concerning protein-based biologics such as our products remain highly unsettled. No consistent policy regarding the patent eligibility or the breadth of claims allowed in patents in this field has emerged to date among the United States, Europe or other countries. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries can diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted in our patents or in third party patents. The biotechnology and pharmaceutical industries are characterized by extensive intellectual property litigation. Our ability to maintain and solidify a proprietary position for our product candidates and technology will depend on our success in obtaining effective claims in our patents and enforcing those claims once a patent is granted. We do not know whether any of our patent applications will result in the issuance of any patents. Our issued patents may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of any drug we may develop from our product candidates, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

As of December 31, 2025, our patent portfolio consisted of 12 issued U.S. patents, 9 issued foreign patents, and 7 pending foreign patent applications, which relate generally to the composition of our current and potential future products, their methods of use and methods of manufacture. Our issued patents are expected to expire between 2026 and 2038.

Trade Secrets

We rely, in part, upon trade secrets and know-how and continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees and consultants, invention assignment agreements with our employees, and contractual protections in agreements with third party vendors and collaborators. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Trademarks

We believe our rights under issued and pending trademarks are important and valuable and we strive to and intend to seek, maintain and defend our trademark rights.

“Genelux” is the subject of issued trademark registrations in the European Union, the United Kingdom, China and in several other countries.

Our unregistered trademarks include “CHOICE”.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We face significant competition from many sources, including pharmaceutical, biopharmaceutical and biotechnology companies. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization of cancer therapies. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors.

Competition in cancer therapeutics comes in many forms, where different technologies are employed against different molecular targets or biological systems. These therapies include oncolytic viral immunotherapies, immunotherapy antibodies (including monoclonal antibodies, bi-specific antibodies, and antibody-drug conjugates), cancer vaccines, cell-based therapies, therapies aimed at activating innate immunity, and traditional cancer therapies like chemotherapy and radiation. We are developing next-generation oncolytic viral immunotherapies for the treatment of cancer. Any viral immunotherapies that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

We believe that our product candidates, if and when marketed, would largely complement rather than compete directly with existing treatment options.

PRROC

We are aware of numerous companies either marketing or focused on developing competing therapies for the treatment of ovarian cancer, including PRROC:

●	Currently marketed products for ovarian cancer include brand and generic chemotherapies, along with the following brand products (some of which are also manufactured as generic products): Abbvie’s ELAHERE, Eisai Inc.’s HEXALEN, Roche/Genentech, Inc.’s AVASTIN, Merck & Co.’s KEYTRUDA, GSK’s ZEJULA, AstraZeneca’s LYNPARZA, Pharma& and Tolmar’s RUBRACA, and Verstem Oncology’s combination of AVMAPKI+FAKZYNJA.

●	Product candidates that have completed a registration trial and filed for U.S. regulatory approval for PRROC include: Relacorilant, an anti-glucocorticoid, by Corcept Therapeutics Inc.

NSCLC

We are conducting a Phase 2 clinical trial of Olvi-Vec for the treatment of recurrent NSCLC, and have not yet initiated a registrational trial for Olvi-Vec in NSCLC. If we complete one or more registrational trials and achieve regulatory approval of Olvi-Vec for recurrent NSCLC, we will face competition. Besides brand and generic chemotherapies used to treat NSCLC, there are many companies already marketing competing products for NSCLC, including large pharmaceutical and biotechnology companies like Roche/Genentech, Inc., Merck & Co., Astrazeneca, Novartis Pharmaceuticals Corporation, Pfizer, Inc., Johnson & Johnson, Eli Lilly & Co., and Bristol Myers Squibb. In addition, if Olvi-Vec completes one or more registrational trials and achieves regulatory approval, we expect there to be additional product candidates approved for NSCLC by that time which would compete with Olvi-Vec.

SCLC

We are conducting a Phase 1b/2 clinical trial of Olvi-Vec for the treatment of recurrent SCLC, and have not yet initiated a registrational trial for Olvi-Vec in SCLC. If we complete one or more registrational trials and achieve regulatory approval of Olvi-Vec for recurrent SCLC, we will face competition. Besides brand and generic chemotherapies used to treat SCLC, there are many companies already marketing competing products for SCLC, including large pharmaceutical and biotechnology companies like Amgen, Roche/Genentech, Inc., Merck & Co., Astrazeneca and Bristol Myers Squibb. In addition, if Olvi-Vec completes one or more registrational trials and achieves regulatory approval, we expect there to be additional product candidates approved for SCLC by that time which would compete with Olvi-Vec.

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

Olvi-Vec and our other product candidates are all biological product candidates. We anticipate being awarded data exclusivity for each of our biological product candidates that is subject to its own BLA for 12 years in the United States, up to 11 years in Europe and varying durations in other markets.

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

●	Submission to the FDA of an Investigational New Drug application IND), which allows human clinical trials to begin unless the FDA objects within 30 calendar days;

●	Approval by an independent IRB, reviewing each clinical site before each clinical trial may be initiated at such site; Institutional Biosafety Committee (IBC) approval is also required for viral products

●	Performance of adequate and well-controlled human clinical trials according to the FDA’s Good Clinical Practice (GCP) regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity and potency of the proposed biologic product candidate for its intended use;

●	Preparation and submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

●	Review of the product by an FDA advisory committee, if applicable;

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;

●	Potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and

●	Payment of user fees (if applicable) and FDA review and approval, of the BLA (e.g. product licensure).

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

Human Clinical Trials Under an IND

Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials must be conducted under written study protocols detailing, among other things, the objectives of the trial, subject selection and exclusion criteria, the trial procedures, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND.

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

Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The biologic product candidate initially is introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness. In the case of product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●	Phase 2: The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

●	Phase 3: Phase 3 clinical trials are commonly referred to as “pivotal” or “registrational” studies, which typically denotes a study which is intended to generate, together with previously generated data, sufficient data for the FDA or other relevant regulatory agency to determine whether or not to approve a biologic product. In Phase 3 studies, the biologic product candidate is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

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

Compliance with cGMP Requirements

Manufacturers of biological products must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market. The FDA will not approve a BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

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

In addition, under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Also, under the FDA Reauthorization Act of 2017, applications for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, in place of the PREA investigations, sponsors must submit, with the application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, using appropriate formulations, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Orphan products are also exempt from the PREA requirements.

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

Other Healthcare Laws and Regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education, and other activities following product approval will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services (HHS) and its various divisions, including the Centers for Medicare & Medicaid Services (CMS) and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Healthcare providers and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources, including healthcare providers, are subject to broadly applicable fraud and abuse laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers conduct clinical research, market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs.

●	The federal civil and criminal false claims laws, including, without limitation, the civil False Claims Act, and the federal Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government.

●	The Health Insurance Portability and Accountability Act (HIPAA), which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.

●	The FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biological products and medical devices.

●	The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require certain manufacturers of drugs, devices, biological products and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.

●	Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to obtain certain regulatory licenses to manufacture or distribute pharmaceutical products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws that require the reporting of information related to drug pricing.

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

The heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics, also has resulted in executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

Other legislative changes have been proposed and adopted in the United States since the ACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Build Back Better Act and the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions may, for example, include directives to reduce agency workforce; directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; imposing tariffs on imported pharmaceutical products; and as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, as well as the trend toward managed healthcare and increasing influence of managed care organizations, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of current and future cost containment measures or other healthcare reforms may adversely affect our operations and prevent it from being able to generate revenue, attain profitability or commercialize our product candidates.

Data Privacy and Security

In the ordinary course of business, we collect, receive, process, generate, use, transfer, make accessible, protect, secure, dispose of, transmit and store (collectively, process) confidential and sensitive information, including personal information, intellectual property, trade secrets, and proprietary information owned or controlled by us or other third parties. Accordingly, we are subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security. These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR), the ePrivacy Directive, and wiretapping laws. Further, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes specific requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security, and transmission of individually identifiable health information. In addition, numerous U.S. states have enacted comprehensive data privacy laws, and similar laws are being considered at the federal, state, and local levels.

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

Moreover, cyber-attacks, malicious internet-based activity and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. For more information regarding risks relating to data security, see “Risk Factors – Risks Related to Our Business and Operations – If our information technology systems or those third parties with whom we work or its data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

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

HUMAN CAPITAL RESOURCES

As of December 31, 2025, we had 25 full-time employees and 1 part-time employee, including 16 employees engaged in research and development and manufacturing and 10 engaged in management and administrative functions. Our human capital strategy is designed to enable successful execution of our business objectives, while fostering a collaborative and innovative culture. We monitor our success with insights across human capital metrics such as employee engagement, vacancy rates, time to hire, and retention. To attract qualified applicants to the Company, we offer a total compensation package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation to every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

CORPORATE INFORMATION

Genelux Corporation was incorporated in Delaware in September 2001. Its principal executive office is located at 2625 Townsgate Road, Suite 230, Westlake Village, California 91361, and its telephone number is (805) 267-9889. The Company completed its initial public offering (IPO) in January 2023, and its common stock is listed on the Nasdaq Capital Market under the symbol “GNLX.”

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of its IPO (i.e. December 31, 2028), (b) in which the Company has total annual gross revenue of at least $1.235 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of its common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

AVAILABLE INFORMATION

Our website address is http://www.genelux.com. Our website address is not intended to function as a hyperlink and the information contained on its website is not, and should not be considered part of, and is not incorporated by reference into, this Annual Report. The Company’s reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to such periodic reports and Proxy Statements, are accessible through its website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. These SEC reports can be accessed through the “Investors” section of the Company’s website. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations, stock price and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your marketable securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any revenue from commercially approved product sales and have incurred significant operating losses. Our net losses were $32.1 million and $29.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $283.5 million. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing Olvi-Vec and our other product candidates and programs, and of conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining marketing approvals for Olvi-Vec and future product candidates we develop if clinical trials are successful;

●	the success of any future collaborations;

●	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

●	the cost and timing of establishing, equipping, and operating our current and planned manufacturing activities;

●	the cost of manufacturing Olvi-Vec and future product candidates for clinical trials in preparation for marketing approval and commercialization;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the cost, timing and outcome of seeking FDA and any other regulatory approvals for any future product candidates;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	our ability to establish and maintain healthcare coverage and adequate reimbursement for our future products, if any;

●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

●	the emergence of competing cancer therapies and other adverse market developments;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;

●	the costs associated with being a public company;

●	our need and ability to retain key management and hire scientific, technical, medical and business personnel;

●	the costs associated with expanding our facilities or building out our laboratory space; and

●	the impact of geopolitical and macroeconomic events, including future bank failures, new or increased tariffs and other trade measures, funding shortages at governmental and regulatory agencies on which we rely, geopolitical tensions between the United States and China, the Russia/Ukraine conflict, conflicts in the Middle East and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, U.S. political developments and other sources of instability.

Besides the obligations by Newsoara to provide clinical trial funding under the Newsoara License Agreement, we do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt and/or other capital sources such as milestone payments, royalties or other payments or funding from existing or potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents, restricted cash and marketable securities will fund our planned operations into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete development of Olvi-Vec or any other product candidate. The failure to receive all or some of the committed proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

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

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2025 and 2024 included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we may be forced to delay our development efforts, limit our activities and reduce research and development costs. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into licensing and collaboration arrangements or other contractual relationships with third parties and otherwise execute our development strategy.

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

Newsoara is generally obligated under the Newsoara License Agreement to fund our ongoing Phase 2, open-label, randomized, and controlled NSCLC clinical trial in its entirety in the United States and China, known as the VIRO-25 Trial. In November 2023, we agreed with Newsoara that we would directly engage a CRO on mutually agreeable terms to conduct certain startup activities for the VIRO-25 Trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. In September 2025 and pursuant to the LOU, we agreed with Newsoara that the CRO would conduct study activities beyond startup for the VIRO-25 Trial in the United States and Newsoara would reimburse us for costs and expenses related to such additional activities. Under the agreed upon terms, Newsoara is permitted to defer reimbursement of the foregoing costs and expenses until the earlier of: (i) completion of its next round of financing, or (ii) December 31, 2026. Subject to regulatory authorization in China, Newsoara may eventually add sites in China and the parties would then conduct this study as a multi-regional clinical trial.

We and Newsoara co-sponsor a Phase 1b/2 clinical trial of Olvi-Vec in patients with recurrent SCLC in China, which Newsoara is conducting, and initiated the Phase 1 portion in the first half of 2023. A readout of interim results in the Phase 1b portion of this trial was disclosed in the first quarter of 2025 and additional interim results were disclosed in January 2026. We expect to report additional interim results from the Phase 1b portion of this trial throughout 2026. Data are supportive of Olvi-Vec being a platinum resensitizing agent beyond ovarian cancer and underscore the current clinical development strategy. In addition to expecting Newsoara to join our ongoing Phase 2 NSCLC trial, as discussed above, we anticipate they will initiate a trial in recurrent ovarian cancer in China.

Additionally, we have a portfolio of oncolytic VACV constructs that are in early-to- late stages of discovery and preclinical development that may never advance to clinical-stage development or marketing approval. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend on obtaining marketing approvals for, and successfully commercializing our product candidates, either alone or in collaboration with others, and we cannot guarantee that we will ever obtain marketing approval for any of our product candidates. Before obtaining marketing approval for the commercial distribution of our product candidates, we, or a future collaborator, must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials;

●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

●	acceptance of IND applications or IND amendments for our planned clinical trials or future clinical trials;

●	successful enrollment and completion of clinical trials;

●	successful data from our clinical trials that support FDA conclusion of an acceptable risk-benefit profile of our product candidates in the intended populations;

●	receipt of regulatory and marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

●	obtaining regulatory approval to use our existing or future manufacturing processes for the clinical and commercial manufacture of our product candidates at our existing or future manufacturing facilities or at the facilities of one or more third-party manufacturers with whom we would need to establish supply arrangements;

●	successfully launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of any products we develop and their benefits and uses, if and when approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and

●	maintaining a continued acceptable safety profile of the products following approval.

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

We have invested a significant portion of our efforts and financial resources in our oncolytic VACV platform and, in particular, in the development of our lead product candidate, Olvi-Vec. We have completed enrollment for only one Phase 2 clinical trial, an open-label single-arm study, of Olvi-Vec in patients with PRROC in September 2019. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022 and continues to enroll patients. Our co-sponsored Phase 1b/2 clinical trial in recurrent SCLC continues to enroll patients in China. Our ongoing Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV in patients with recurrent NSCLC continues to enroll patients in the U.S. In January 2026, we disclosed interim results for the SCLC and NSCLC trials and expect to disclose additional interim readouts for these trials throughout 2026. Olvi-Vec, as well as our other product candidates, are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. We will need to successfully complete such trials before submitting a marketing application to the FDA.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any ongoing or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize Olvi-Vec or any future product candidates, including:

●	delays or failures, which may result in clinical site closures, delays to patient enrollment, patients withdrawing prior to receiving treatment (e.g., catheter implantation failure), patients discontinuing their treatment or follow-up visits or changes to trial protocols;

●	regulators or IRBs, may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or CROs;

●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the unsuccessful implantation of catheters used to deliver Olvi-Vec;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate, or may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;

●	third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

●	manufacturing delays;

●	we, regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, emergent drug-drug interactions between Olvi-Vec and any of the other therapeutic agents given to the clinical trial subjects or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a biologically, chemically or mechanistically similar therapeutic or therapeutic candidate, or flaws in the design of the trial;

●	changes could be adopted in marketing approval policies during the development period, rendering our data insufficient to obtain marketing approval;

●	statutes or regulations could be amended, or new ones could be adopted;

●	changes could be adopted in the regulatory review process for submitted product applications;

●	the cost of clinical trials of our product candidates may be greater than we anticipate, or we may have insufficient funds for a clinical trial or product manufacture or to pay the substantial user fees required by the FDA upon the submission of a BLA or equivalent authorizations from comparable foreign regulatory authorities;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	the FDA or comparable foreign regulatory authorities may fail to approve the existing or future manufacturing processes or facilities of our company or of third-party manufacturers with which we contract for clinical and commercial supplies;

●	we may decide, or regulatory authorities may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical studies, or we may abandon product development programs;

●	we may fail to reach an agreement with regulatory authorities or IRBs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs that make further study impractical or not financially prudent;

●	Regulatory authorities may ultimately disagree with the design or our conduct of our preclinical studies or clinical trials, finding that they do not support product candidate approval;

●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;

●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;

●	the FDA or comparable foreign regulatory authorities may disagree with our trial design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

●	the FDA or comparable foreign regulatory authorities may disagree with our intended indications;

●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and

●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development, including, for example, due to a longer-and/or-higher-than-expected response rate determination in the active comparator group or a shorter-and/or-lower-than-expected response rate determination in the experimental drug group.

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

Our product development costs will also increase if we experience delays in clinical testing or marketing approvals, and we may not have sufficient funding to complete the testing and approval process for any of our current or future product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical studies or clinical trials beyond what we currently have planned will be required, will begin as planned, will need to be redesigned, or will be completed on schedule or at all. Significant delays relating to any preclinical studies or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of any of our product candidates. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

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

For our lead product candidate, Olvi-Vec, we completed enrollment, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. Our Phase 3 registration trial of Olvi-Vec in PRROC initiated enrollment in the third quarter of 2022. We expect to report topline results from the trial in the second half of 2026. In January 2026, we disclosed interim results for our ongoing SCLC and NSCLC trials and expect to disclose additional interim readouts for these trials throughout 2026.

The results of previous clinical trials of Olvi-Vec and interim readouts from ongoing clinical trials of Olvi-Vec, and results of preclinical studies or early clinical trials of any other product candidate we develop, may not be predictive of the results of subsequent and later-stage clinical trials or subsequent data readouts from ongoing clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in registration-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We do not have experience in successfully completing a registration-stage clinical trial and may be unable to execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

In January 2026, we disclosed interim results for our ongoing SCLC and NSCLC trials and expect to disclose additional interim readouts for these trials throughout 2026. From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline, and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim, topline, and preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

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

To date, Olvi-Vec is the only product candidate we have tested in humans. The most advanced trial with enrollment completed was our open-label, single-arm Phase 1b/2 clinical trial in PRROC. Enrollment was completed in September 2019, and we reported multiple data readouts in 2020, 2021, 2022 and 2023 for our Phase 2 PRROC clinical trial. We expect the final readout, reported on May 25, 2023 and published in JAMA Oncology in May 2023, to remain essentially unchanged in the final study report. Additionally, we previously conducted five Phase 1 clinical trials and one Expanded Access Program in different indications, using different routes of administration and different dosing regimens. The most common treatment-related toxicities generally observed in our trials from different routes of administration were pyrexia, nausea, vomiting, chills and fatigue with additional common treatment-related toxicities observed in our intraperitoneal administration trials being abdominal pain and abdominal distension. As we continue our development of Olvi-Vec and initiate clinical trials of any future product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge or be reported, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after the drug is tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label, a REMS or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require, or we may voluntarily develop strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For our product candidates that may be used in combination with platinum-based and other chemotherapies, and bevacizumab, or any other combination products or any devices, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that there are adverse events tied to the interaction of Olvi-Vec with any of the other therapies, or that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA may require that products or devices used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product or device, this may require us to work with a third party to satisfy such a requirement. The inability to obtain cooperation from the third party may impact our ability to respond to the FDA’s requests which could impact our ability to achieve regulatory approval. Moreover, developments related to the other product or device may impact our clinical trials as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the safety or efficacy profile of the other product or device, changes to the availability of the approved product or device, and changes to the standard of care.

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

Drug development is inherently risky and uncertain. We cannot be certain that we will be able to:

●	complete IND-enabling preclinical studies or develop manufacturing processes and associated analytical methods that meet cGMP requirements in time to initiate or to complete our anticipated or future clinical trials in the timeframes we announce;

●	obtain sufficient clinical supply of our product candidates to support our anticipated or future clinical trials;

●	initiate clinical trials within the timeframes we announce;

●	enroll and maintain a sufficient number of subjects to complete or timely complete any clinical trials; or

●	collect and analyze the data from any completed clinical trials in the timeframes we announce.

The actual timing of our development milestones could vary significantly compared to our estimates, in some cases for reasons beyond our control. If we are unable to achieve our goals within the timeframes we announce, the commercialization of our product candidates may be delayed and, as a result, the stock price of our common stock could fall and you may lose all of your investment.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any of our existing or potential future collaboration partners from obtaining approvals for the commercialization of Olvi-Vec and any other product candidate we develop.

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

We are currently conducting our Phase 2 clinical trial for Olvi-Vec in recurrent NSCLC in the United States and may conduct this trial in China as part of a multi-regional clinical trial with our collaboration partner, Newsoara, pending approval to proceed. We may conduct additional clinical trials in China. However, the FDA and other comparable foreign regulatory authorities may not accept data from such trial, in which case our development plans will be delayed, which could materially harm our business.

Newsoara is generally obligated under the Newsoara License Agreement to fund a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent NSCLC in the United States, which VIRO-25 trial is now ongoing with the first patient dosed in October 2024. In November 2023, we agreed with Newsoara that we would directly engage a CRO on mutually agreeable terms to conduct certain startup activities for the NSCLC trial in the United States only, with Newsoara reimbursing us for the costs and expenses of such agreed-upon startup activities. In September 2025, we agreed with Newsoara that the CRO would conduct additional study activities beyond startup for the VIRO-25 clinical trial in the United States and Newsoara would reimburse us for costs and expenses related to such additional activities; however, Newsoara is permitted to defer reimbursement of the foregoing costs and expenses until the earlier of: (i) completion of its next round of financing, or (ii) December 31, 2026.

We dosed our first patient in the trial in the United States in 2024 and, subject to regulatory authorization, may launch the NSCLC trial in China with Newsoara. Newsoara initiated a Phase 1 clinical trial of Olvi-Vec in patients with recurrent SCLC in China in 2023, and may initiate further trials in recurrent NSCLC and recurrent ovarian cancer in China.

The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with International Conference on Harmonization (ICH), and GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We have leased a building in San Diego, California and have established and equipped our own cGMP manufacturing facility in order to supply clinical product for development. We are in the process of renovating the facility to support scale-up and commercial launch. This building is intended to give us control over key aspects of the supply chain for our products and product candidates and has additional space for expansion. We recently leased a second building in the same location which, when upgrades are completed, will provide laboratory capabilities and administrative offices.

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

Our current collaboration with Newsoara, and potential future collaborations we might enter into for Olvi-Vec or our other product candidates, may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;

●	collaborators may not pursue development and commercialization of product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could fail to make timely regulatory submissions for a product candidate;

●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements, which could subject them or us to regulatory enforcement actions;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the development or commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability.

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

Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.

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

Over the last several years, the U.S. government has shut down several times, including in the fourth quarter of 2025 and first quarter of 2026, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, current and future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described in this Annual Report.

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

The development and commercialization of cancer immunotherapy products is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major biopharmaceutical companies, specialty biopharmaceutical companies, and biotechnology companies worldwide. There are a number of large biopharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of tumors, including viral immunotherapy and cancer vaccine approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

Any viral immunotherapies that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

We are aware of numerous companies either marketing or focused on developing competing therapies for the treatment of ovarian cancer, including PRROC:

●	Currently marketed products for ovarian cancer include brand and generic chemotherapies, along with the following brand products (some of which are also manufactured as generic products): Abbvie’s ELAHERE, Eisai Inc.’s HEXALEN, Roche/Genentech, Inc.’s AVASTIN, Merck & Co.’s KEYTRUDA,, GSK’s ZEJULA, AstraZeneca’s LYNPARZA, Pharma& and Tolmar’s RUBRACA, and Verstem Oncology’s combination of AVMAPKI+FAKZYNJA.
●	Product candidates that have completed a registration trial and filed for U.S. regulatory approval for PRROC include: Relacorilant, an anti-glucocorticoid, by Corcept Therapeutics Inc.

With respect to NSCLC, we are conducting a Phase 2 clinical trial of Olvi-Vec for the treatment of recurrent NSCLC and have not yet initiated a registrational trial for Olvi-Vec in NSCLC. If we complete one or more registrational trials and achieve regulatory approval of Olvi-Vec for recurrent NSCLC, we will face competition. Besides brand and generic chemotherapies used to treat NSCLC, there are many companies already marketing competing products for NSCLC, including large pharmaceutical and biotechnology companies like Roche/Genentech, Inc., Merck & Co., Astrazeneca, Novartis Pharmaceuticals Corporation, Pfizer, Inc., Johnson & Johnson, Eli Lilly & Co., and Bristol Myers Squibb. In addition, if Olvi-Vec completes one or more registrational trials and achieves regulatory approval, we expect there to be additional product candidates approved for NSCLC by that time which would compete with Olvi-Vec.

With respect to SCLC, we are conducting a Phase 1b/2 clinical trial of Olvi-Vec for the treatment of recurrent SCLC and have not yet initiated a registrational trial for Olvi-Vec in SCLC. If we complete one or more registrational trials and achieve regulatory approval of Olvi-Vec for recurrent SCLC, we will face competition. Besides brand and generic chemotherapies used to treat SCLC, there are many companies already marketing competing products for SCLC, including large pharmaceutical and biotechnology companies like Amgen, Roche/Genentech, Inc., Merck & Co., Astrazeneca and Bristol Myers Squibb. In addition, if Olvi-Vec completes one or more registrational trials and achieves regulatory approval, we expect there to be additional product candidates approved for SCLC by that time which would compete with Olvi-Vec.

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

Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our technology, including our oncolytic VACV platform, and Olvi-Vec and our other product candidates. We also rely in part on trade secret, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the United States and abroad related to our technology and product candidates.

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

Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. The scope of a patent may also be reinterpreted after issuance. The rights that may be granted under our issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. If we are unable to obtain and maintain patent protection for our technology or for Olvi-Vec or our other product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours in a non-infringing manner, and our ability to successfully commercialize Olvi-Vec or our other product candidates and future technologies may be adversely affected. It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

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

For the core technology in our CHOICE platform and Olvi-Vec and our other product candidates, patents have issued and applications are pending. As of December 31, 2025, our patent portfolio consisted of 12 issued U.S. patents, 9 issued foreign patents, and 7 pending foreign patent applications, which relate generally to the composition of our current and potential future products, their methods of use and methods of manufacture. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or Olvi-Vec or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (USPTO). Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect Olvi-Vec and our other product candidates.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect Olvi-Vec and our other product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. For example, with respect to the validity of our licensed patents or any patents we obtain in the future, we cannot be certain that there is no invalidating prior art of which we, our patent counsel or our licensing partner’s patent counsel(s), and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on Olvi-Vec and our other product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

The ACA created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biological products, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period.

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

Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable healthcare fraud and abuse, and other healthcare laws, which may constrain the business or financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs.

●	The federal civil and criminal false claims laws, including, without limitation, the civil FCA, and the federal Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government.

●	The Health Insurance Portability and Accountability Act (HIPAA), which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.

●	The U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biological products and medical devices.

●	The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require certain manufacturers of drugs, devices, biological products and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.

●	Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to obtain certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws that require the reporting of information related to drug pricing.

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

A significant trend within the healthcare industry is cost containment, both in the United States and elsewhere. Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs, including use of formularies. Exclusion of a product from a formulary or other restrictions can significantly impact drug usage in the patient population and beyond. Consequently, pharmaceutical companies compete to gain access to formularies for their products, typically on the basis of unique product features, such as greater efficacy, better patient ease of use, or fewer side effects, as well as the overall cost of the therapy. In addition, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Certain third-party payors are requiring that companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, are challenging the prices charged for therapeutics, and are negotiating price concessions based on performance goals. In addition, third-party payors are increasingly requiring higher levels of evidence of the benefits and clinical outcomes of new technologies, benchmarking against other therapies, seeking performance-based discounts, and challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. If payors subject our product candidates to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may seek alternative therapies. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

There have been executive, judicial and congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the ACA and our business.

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

At the federal level, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than that paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions may, for example, include directives to reduce agency workforce, directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; imposing tariffs on imported pharmaceutical products; and as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored-Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to the personal data of consumers, business representatives and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. We may also be subject to new U.S. state laws governing the privacy of consumer health data.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU GDPR and the UK GDPR (collectively, GDPR), and the Swiss Federal Act on Data Protection impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

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

Our employees and personnel use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI technologies, it could make our business less efficient and result in competitive disadvantages.

We may publish privacy policies, marketing materials, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

As of December 31, 2025, we had 25 full-time employees and 1 and part-time employee, including 16 employees engaged in research and development and manufacturing. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize Olvi-Vec and any other product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

In the ordinary course of our business, we and the third parties with whom we work process proprietary, confidential, and sensitive data, including personal data, de-identified health-related data, intellectual property, proprietary business information and trade secrets (collectively, sensitive information).

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

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

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and/or to conduct our clinical trials. Our current security measures may be insufficient to prevent or deter such incidents or interruptions. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class-action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences negatively impact our ability to grow and operate our business.

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

We have generated significant NOL carryforwards and research and development tax credits (R&D credits) as a result of our incurrence of losses and our conduct of research activities since inception. As of December 31, 2025, we had federal and state NOL carryforwards of approximately $192.2 and $190.5 on, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Our U.S. federal NOL carryforwards generated in taxable years beginning before January 1, 2018 can be carried forward to each of the 20 taxable years following the year of the loss. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, totaling $93.7 million, may be carried forward indefinitely, but the utilization of such U.S. federal NOLs is limited. As of December 31, 2025, we also had federal and state R&D credit carryforwards of $3.9 million and $3.0 million, respectively. Our U.S. federal R&D credit carryforwards can be carried forward 20 taxable years. If not utilized in that period, these R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, the California state R&D credits carry forward indefinitely until utilized.

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

We are required to maintain internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2025, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act). This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

●

general geopolitical and macroeconomic conditions, including as a result of bank failures, new or increased tariffs, funding shortages at governmental and regulatory agencies on which we rely, global pandemics, changes in monetary and fiscal policy, U.S. political developments and other sources of instability that may impact our ability to access capital on acceptable terms, if at all, geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict or conflicts in the Middle East; and

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

The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile, and we note recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility seemingly unrelated to company performance following a number of recent initial public offerings, particularly among companies with relatively smaller public floats. For example, the daily closing market price for our common stock has varied significantly since the commencement of trading of our common stock on Nasdaq on January 26, 2023, ranging between a high price of $40.98 on June 20, 2023, and a low price of $1.60 on August 5, 2024. Since the closing of our IPO, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a large proportion of our common stock has been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

●

general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including bank failures, new or increased tariffs, global pandemics, changes in monetary and fiscal policy, geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict or  conflicts in the Middle East; and

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

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

In January 2026, we completed an underwritten follow-on public offering of 6,666,667 shares of our common stock at an offering price of $3.00 per share. The total net proceeds from the offering were $18.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

In March 2025, we completed an underwritten offering of 3,000,000 shares of our common stock at an offering price of $3.50 per share. We also issued to the underwriter a warrant to purchase 120,000 shares of our common stock with an exercise price of $4.20 per share and which may be exercised until March 25, 2030. The total net proceeds from the offering were $9.6 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

In May 2024, we completed an underwritten follow-on public offering of 7,500,000 shares of our common stock and accompanying warrants to purchase 7,500,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a combined offering price of $4.00 per share. The total net proceeds from the offering were $27.7 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

In February 2024, we entered into a sales agreement with Guggenheim Securities, LLC (Guggenheim) (the 2024 Sales Agreement) implementing an “at-the-market” offering program (the ATM). In the ATM, we had the ability to offer and sell, from time to time and at our option, up to an aggregate of $100.0 million of shares of our common stock through Guggenheim, acting as sales agent. Guggenheim was entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM. As of December 31, 2025, we had sold an aggregate of 5,460 shares of common stock under the ATM. In March 2026, we terminated the 2024 Sales Agreement. We may put in place a similar program in the future.

Pursuant to our 2022 Equity Incentive Plan (the 2022 Plan) and the 2023 Inducement Plan (the Inducement Plan), we are authorized to grant equity awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2022 Plan will automatically increase on January 1 of each year, and continuing through and including January 1, 2032, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, continuing through and including January 1, 2032, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 2,100,000 shares of common stock; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (the JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until the last day of the fiscal year ending after the fifth anniversary of our IPO (i.e. December 31, 2028) or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of the Nasdaq Capital Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2025, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, the IRA, and the OBBA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Item 1B. Unresolved Staff Comments

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

We engage an external information technology company to operate information technology systems for us. This vendor works with us, including our general counsel, to help identify, assess and manage our cybersecurity threats and risks. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including, for example: manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, evaluating threats reported to us, conducting vulnerability assessments, evaluating our and our industry’s risk profile, and conducting third-party threat assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan, a vulnerability management policy, disaster recovery and business continuity plans, risk assessments, implementation of security standards or certifications, encryption of certain data, network security controls and data segregation (for certain systems), physical security, asset management, tracking and disposal, systems monitoring, employee training, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. Cybersecurity risk is addressed as a component of the our enterprise risk management program and senior management prioritizes our risk management processes and reports to the Audit Committee of the Board of Directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example managed cybersecurity service providers and professional services firms (including legal counsel).

We also use third-party service providers to perform a variety of other functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, and distributors. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program may include, depending on the provider, a security questionnaire, security audit, a risk assessment for certain vendors, and imposition of information security contractual obligations on certain vendors.

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

Governance

Our Board of Directors addresses our risk management as part of its general oversight function. The Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by our Cybersecurity Risk Management Team, which includes our General Counsel and an external information technology vendor.

Our Chief Executive Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our Cybersecurity Risk Management Team is responsible for developing budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our General Counsel, and CEO. Our General Counsel and CEO work with the Company’s Incident Response Team to help the Company triage, contain, mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes include reporting to the Audit Committee for certain cybersecurity incidents.

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

Item 2. PROPERTIES

The following table summarizes the Company’s principal leased facilities as of December 31, 2025.

	Approximate Square Footage	Primary Use	Lease Expiration	Remaining Lease Term (year)
Westlake Village, California	4,050	Corporate Headquarters	July 2027	1.6
San Diego, California	7,569	Manufacturing Facility	October 2030	4.8
San Diego, California	6,755	Research and Development Laboratory	October 2030	4.8
San Diego, California	3,928	Office Space	January 2028	2.0

We believe that our existing and planned facilities will be adequate to meet our current needs and that our leases can be renewed, or suitable alternative spaces will be available in the future, on commercially reasonable terms.

Item 3. LEGAL PROCEEDINGS

Legal Proceedings are set forth in the Company’s financial statement schedules in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference. See Note 13 — Commitments and Contingencies of Notes to Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”

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

Holders of Record

As of March 3, 2026, there were approximately 979 stockholders of record of our common stock. Certain shares are held in street name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividends

We have never paid dividends on our common stock and do not anticipate that we will do so in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K for information about our equity compensation plans, which is incorporated by reference herein.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

OVERVIEW

Genelux is a late clinical-stage biopharmaceutical company focused on developing next-generation oncolytic viral immunotherapies for patients suffering from aggressive and/or difficult-to-treat tumor types. Our clinical and preclinical product candidates are intended to selectively kill tumor cells and induce a robust immune response against a patient’s tumor neoantigens. Importantly, our oncolytic immunotherapy product candidates are “off-the-shelf” personalized immunotherapies. In other words, while we administer the same virus product to different patients, the cellular immune response generated is expected to be specific to the unique neoantigens in that patient. Our lead product candidate, Olvi-Vec (olvimulogene nanivacirepvec), is a proprietary, modified strain of the vaccinia virus (VACV), a stable DNA virus with a large engineering capacity.

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

Since inception, we have incurred significant operating losses. Our net losses were $32.1 million and $29.9 million, respectively, for the years ended December 31, 2025 and 2024. As of December 31, 2025, we had an accumulated deficit of $283.5 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

As a result, we will require substantial additional funding to support our continuing operations and to pursue our growth strategy. Until we generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt and/or other sources, such as milestone payments, royalties or other payments or funding from existing or potential collaboration agreements, strategic alliances, licensing arrangements and other arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Failure to raise capital or enter into such agreements as and when needed, could have a material adverse effect on our business, results of operations and financial condition.

During the year ended December 31, 2025, we completed an underwritten offering of 3,000,000 shares of our common stock at an offering price of $3.50 per share. The gross proceeds received from the offering were $10.5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us. As a result of the proceeds received through public offerings, and the conversion of preferred stock and convertible notes payable upon the closing of the IPO, we have stockholders’ equity of $11.5 million at December 31, 2025. In January 2026, we completed an underwritten offering of 6,666,667 shares of our common stock at an offering price of $3.00 per share. The net proceeds received from the offering were $18.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. We expect our cash, cash equivalents, restricted cash and marketable securities, totaling $14.6 million at December 31, 2025, and subsequent net proceeds of $18.5 million that were received in January 2026, representing a pro forma balance of $33.1 million, to last into the first quarter of 2027.

Business Highlights

Data from Lung Cancer Clinical Trials

On January 5, 2026, we announced interim results from two ongoing trials evaluating systemic (intravenous) administration of Olvi-Vec in patients with progressive small cell lung cancer (SCLC) and progressive non-small cell lung cancer (NSCLC), respectively, after failure of prior platinum-based regimens.

Platinum-relapsed or platinum-refractory advanced SCLC (Ph1b/2 SCLC trial)

The open-label Phase 1b/2 SCLC trial (NCT07136285) is evaluating a single intravenous cycle with multiple doses of Olvi-Vec administered in combination with platinum and etoposide chemotherapy in SCLC patients with platinum-relapsed or platinum-refractory disease after failing previous treatment with platinum and etoposide chemotherapy. The trial is being conducted by the Company’s licensing partner, Newsoara, in China.

As of the data review cutoff date of December 23, 2025, systemic administration of Olvi-Vec in the initial dose escalation cohorts achieved the following preliminary results:

●

9 evaluable patients

Overall response rate (ORR) of 33% (3/9 patients), including three partial responses (PRs)

- Two of the three PRs occurred in Cohort 4, the highest dose cohort tested as of the data review cutoff date, with tumor shrinkage of approximately 55% and 85% from baseline, representing an ORR of 67% (2/3) in Cohort 4 and potentially suggesting a dose-response trend

- Disease control rate (DCR) of 67% (6/9 patients)

- Tumor shrinkage of 24–85% among the six DCR patients, all of whom experienced a reduction in all target lesions from baseline

- Olvi-Vec generally well tolerated

●	Exploratory durability signals: Two PR patients across different cohorts have been evaluated in long-term follow-up:

-	A patient with 1 prior line, at last scan, achieved a PR with an ongoing progression-free survival (PFS) of 12.1 months
-	A patient with 4 prior lines had a PFS of 7.7 months, which exceeds the PFS in the immediately preceding line in the same patient (1.9 months) by 5.8 months

Advanced or metastatic recurrent NSCLC (Phase 2 VIRO-25 Clinical trial)

The open-label Phase 2 VIRO-25 trial (NCT06463665) is evaluating a single intravenous cycle with multiple doses of Olvi-Vec in combination with platinum chemotherapy and an immune checkpoint inhibitor (ICI) in patients with advanced or metastatic recurrent NSCLC who failed standard frontline treatment of platinum chemotherapy and an ICI. The trial is being conducted in the United States.

As of the data review cutoff date of December 31, 2025, systemic administration of Olvi-Vec in the initial dose escalation cohorts achieved the following preliminary results:

●	5 evaluable patients
●	DCR of 60% (3/5 patients)
●	Tumor size changes among the three DCR patients were 8.9%, -18.9%, and -22.7%, respectively, as compared to baseline
●	Olvi-Vec generally well tolerated

Underwritten Public Offering

In March 2025, we completed an underwritten offering of 3,000,000 shares of our common stock at $3.50 per share. The net proceeds received from the offering were $9.6 million, after deducting underwriting discounts, and commissions, and offering expenses payable by the Company.

In January 2026, we completed an underwritten offering of 6,666,667 shares of our common stock at an offering price of $3.00 per share. The net proceeds received from the offering were $18.5 million after deducting underwriting discounts, and commissions, and offering expenses payable by us.

US-Based Phase 2 Trial in NSCLC

In October 2024, the Company announced that the first patient had been dosed in a Phase 2, open-label, randomized, and controlled clinical trial designed to evaluate the efficacy and safety of intravenously delivered Olvi-Vec oncolytic VACV for patients with recurrent non-small cell lung cancer (NSCLC) in the United States. Pursuant to the Company’s license agreement (as amended, the Newsoara License Agreement) with its partner in China, Newsoara HYK Biopharmaceuticals Co., Ltd. (Newsoara), Newsoara is generally obligated to fund the Phase 2 NSCLC trial in its entirety in the United States and China (VIRO-25 Trial). In November 2023, the Company agreed with Newsoara that the Company would directly engage a contract research organization (CRO) on mutually agreeable terms to conduct certain startup activities for the VIRO-25 Trial in the U.S. only, with Newsoara reimbursing the Company for the costs and expenses of such agreed-upon startup activities. Pursuant to a letter of understanding (the LOU), in September 2025, the Company agreed with Newsoara that the CRO would conduct additional study activities beyond startup for the VIRO-25 Trial in the United States and Newsoara would reimburse the Company for costs and expenses related to such additional activities; however, Newsoara is permitted to defer reimbursement of the foregoing costs and expenses until the earlier of: (i) completion of its next round of financing or (ii) December 31, 2026.

Officer Transition

In February 2025, the Company announced the appointment of Matt Pulisic as Chief Financial Officer. In July 2025, the Company announced the appointment of Eric Groen as General Counsel, Corporate Secretary, Chief Compliance Officer and Head of Business Development. In January 2026, the Company announced the appointment of Jason Litten as Chief Medical Officer.

2025 Financial Performance Summary

Net Sales

During the year ended December 31, 2025 and 2024, we recognized revenue of $0.01 million relating to our license agreement with ELIAS Animal Health, LLC, respectively.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts and preclinical and clinical studies under our research programs, which include:

●	employee-related expenses, including salaries, benefits, and stock-based compensation for our research and development personnel;

●	costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on our behalf;

●	costs of manufacturing drug product and drug supply related to our current or future product candidates;

●	costs of conducting preclinical studies and clinical trials of our product candidates;

●	consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;

●	costs of maintaining our laboratory, including laboratory supplies and non-capital equipment used in our preclinical studies;

●	costs related to compliance with clinical regulatory requirements; and

●	facility costs and other allocated expenses, which include rent and maintenance of facilities, insurance, depreciation, and other supplies.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as we commence and conduct clinical trials and continue the development of our current and future product candidates. However, we do not believe that it is possible at this time to accurately project expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses include salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance, business development, operations and administrative roles. Other significant costs include professional service and consulting fees, including legal fees relating to intellectual property and corporate matters, accounting and recruiting fees and fees paid to consultants engaged to supplement our personnel as well as insurance, travel, and office-related costs not included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases are expected to result primarily from higher personnel-related costs associated with hiring additional personnel and increased fees paid to outside service providers, among other expenses. We also anticipate incurring additional expenses associated with operating as a public company, including audit, legal, regulatory and tax-related costs to comply with the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and listing standards applicable to companies listed on a national securities exchange, increased director and officer insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant additional costs related to establishing sales, marketing and distribution capabilities.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$8	$8

Operating Expenses:
Research and development	19,851	18,998
General and administrative	13,371	12,706
Total operating expenses	33,222	31,704
Loss from operations	(33,214)	(31,696)
Other income:
Interest income	711	700
Bond accretion income	358	757
Gain on extinguishment of accounts payable	—	370
Total other income	1,069	1,827

Net loss	$(32,145)	$(29,869)

Research and Development (R&D) Expenses

R&D expenses are related to our R&D efforts and related candidate costs, which are comprised primarily of costs related to the manufacturing of clinical supplies, efficacy studies, and clinical trial expenses. Internal costs primarily relate to development operations at our research facilities in California, including facility costs and laboratory-related expenses.

The following table provides details of R&D expenses (in thousands):

	Year Ended December 31,
	2025	2024	Change
Employee compensation and related expenses	$4,038	$3,766	$272
Stock compensation, including the cost of stock options and restricted stock grants	2,909	3,090	(181)
Manufacturing and laboratory materials and other expenses	1,236	556	680
Outsourced manufacturing services	1,474	1,602	(128)
Clinical and regulatory expenses	9,049	8,204	845
Facility-related expenses, including depreciation	703	1,320	(617)
Consulting expenses and contract labor	425	414	11
Other expenses	17	46	(29)
Total research and development expenses	$19,851	$18,998	$853

R&D expenses increased by $0.9 million for the year ended December 31, 2025 over the same period in 2024. The increase was primarily driven by $0.8 million in clinical and regulatory expenses relating to the increased clinical trial costs associated with our Phase 3 On Prime/GOG-3076 registration trial in 2025.

General and Administrative Expenses

The following table provides detail of general and administrative expenses (in thousands):

	Year Ended December 31,
	2025	2024	Change
Employee compensation and related expenses	$3,826	$2,705	$1,121
Stock compensation, including the cost of stock options and restricted stock grants	4,666	5,024	(358)
Professional services	2,527	2,278	249
Facility-related expenses	292	457	(165)
Insurance expenses	870	966	(96)
Consulting and contract labor expenses	421	831	(410)
Other expenses	769	445	324
Total general and administrative expenses	$13,371	$12,706	$665

General and administrative expenses increased by $0.7 million for the year ended December 31, 2025 over the same period in 2024 primarily as a result of an increase of $1.1 million in employee compensation driven by the combination of annual salary increases and changes to headcount required to support our operations; partially offset by a decrease of $0.4 million in consulting services.

Other Income

Other income was $1.1 million and $1.8 million for the year ended December 31, 2025 and 2024, respectively. There was a decrease of $0.7 million in 2025 due to lower bond accretion income of $0.4 million and gain on extinguishment of accounts payable in 2024 of $0.4 million.

Liquidity and Capital Resources

We have experienced recurring losses from operations since inception and incurred a net loss of $32.1 million and used cash in operations of $25.3 million during the year ended December 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2025, we had cash, cash equivalents, restricted cash and marketable securities of $14.6 million and subsequent net proceeds of $18.5 million that were received in January 2026, representing a pro forma balance of $33.1 million. However we do not have any committed external source of funds or other support for our development efforts, except for the Newsoara License Agreement. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt and/or other capital sources such as milestone payments, royalties or other payments or funding from existing or potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance may not enable us to fund our planned operating expenses and capital expenditure requirements for the next 12 months from the date of filing of this Annual Report. In addition, because the design and outcome of our anticipated and any future clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

Cash Flows

The following table presents a summary of cash flows (in thousands):

	Year Ended December 31,
Cash Flow from:	2025	2024
Operating activities	$(25,268)	$(21,228)
Investing activities	12,141	(8,131)
Financing activities	9,895	28,506
Net decrease in cash, cash equivalents and restricted cash	$(3,232)	$(853)
Cash, cash equivalents and restricted cash at end of period	$5,333	$8,565

During the year ended December 31, 2025, cash flow used in operating activities was $25.3 million, which consisted of a net loss of $32.1 million and, non-cash expense of stock-related compensation of $7.6 million, partially offset by a decrease in accrued expenses of $1.2 million. Cash provided by investing activities was $12.1 million, which was primarily attributable to net maturities of marketable securities of $13.2 million. Cash provided by financing activities of $9.9 million was related to cash received from sale of common stock. See “Stockholders’ Equity” in Note 8 to our audited condensed financial statements in Part I. Item 1 “Financial Statements” in this Annual Report for additional information.

During the year ended December 31, 2024, cash flow used in operating activities was $21.2 million, which consisted of a net loss of $29.9 million, non-cash expense of stock-related compensation of $8.1 million and accrued expenses of $2.2 million, and partially offset by a decrease in accrued payroll of $1.1 million. Cash used in investing activities was $8.1 million, which was primarily attributable to net purchase of marketable securities of $7.8 million. Cash provided by financing activities of $28.5 million was related to proceeds from the sale of common stock of $27.7 million and proceeds from the exercise of stock warrants of $0.7 million.

Equity Financings

Common Stock Issued for Cash Upon Closing of Public Offering in January 2026

In January 2026, we completed an underwritten offering of 6,666,667 shares of our common stock at an offering price of $3.00 per share. The net proceeds received from the offering were $18.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Common Stock Issued for Cash Upon Closing of Public Offering in March 2025

In March 2025, we completed an underwritten offering of 3,000,000 shares of our common stock, at an offering price of $3.50- per share. The gross proceeds received from the offering were $10.5 million and we raised $9.6 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Common Stock Issued for Cash Upon Closing of Public Offering in May 2024

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

Included in the offering were accompanying warrants to purchase 7,500,000 shares of common stock with an exercise price of $5.25 per share. The warrants expire five years from the date of grant

At-the-Market Offering

In February 2024, we entered into a Sales Agreement with Guggenheim Securities, LLC (Guggenheim) (the 2024 Sales Agreement) implementing an “at-the-market” offering program (the ATM). In the ATM, we had the ability to offer and sell, from time to time and at our option, up to an aggregate of $100.0 million of shares of our common stock through Guggenheim, acting as sales agent. Guggenheim was entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM. During the year ended December 31, 2024, we sold an aggregate of 5,460 shares of common stock under the ATM for net proceeds of $0.02 million after deducting compensation. No shares were offered under the ATM during the year ended December 31, 2025. In March 2026, we terminated the 2024 Sales Agreement.

Funding Requirements

We expect our expenses to increase in connection with ongoing operations, particularly as research and development activities continue, including the initiation and conduct of preclinical studies and clinical trials, and efforts to obtain marketing approval for current and future product candidates. In addition, if marketing approval is obtained for any current or future product candidates, significant commercialization expenses are expected, including costs related to product sales, marketing, manufacturing, and distribution, which may be partially offset through collaboration agreements with third parties. Additional costs associated with operating as a public company are also expected. Accordingly, substantial additional funding will be required to support continuing operations. If capital cannot be raised when needed or on acceptable terms, research and development programs or future commercialization efforts may be delayed, reduced, or eliminated.

We believe that our existing cash, cash equivalents, restricted cash and marketable securities may not enable us to fund our operating expenses and capital expenditure requirements for the next 12 months from the date of filing of this Annual Report. Our future capital requirements will depend on a number of factors, including:

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

●

the impact of geopolitical and macroeconomic events, including future bank failures, new or increased tariffs, funding shortages at governmental and regulatory agencies on which we rely, geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict, conflicts in the Middle East and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, U.S. political development and other sources of instability that may impact our ability to access capital on acceptable terms, if at all.

We anticipate needing to obtain further funding to achieve our business objectives beyond such date.

Until such time, if ever, as substantial product revenues are generated, cash requirements are expected to be financed through public or private equity offerings, debt and/or other sources, including as milestone payments, royalties or other payments or funding from existing or potential collaboration agreements, strategic alliances, licensing arrangements and other arrangements. To the extent additional capital is raised through the issuance of equity or convertible debt securities, existing stockholders’ ownership interests may be diluted, and such securities may include liquidation or other preferences that could adversely affect the rights of common stockholders. Debt financing, if available, may involve restrictive covenants that limit the ability to take certain actions, including incurring additional indebtedness, making capital expenditures, business development activities or declaring dividends, which could adversely affect business operations.

If funding is obtained through collaborations, strategic alliances, or licensing arrangements with third parties, valuable rights to technologies, future revenue streams, research programs, or product candidates may be relinquished, or licenses may be granted on terms that are not favorable. The ability to raise additional funds may also be adversely affected by global economic conditions and volatility in U.S. and international credit and financial markets resulting from geopolitical and macroeconomic events, including changes in interest rates and inflation, current or future bank failures, tariffs, global pandemics, geopolitical tensions between the United States and China, the Russia/Ukraine conflict, and conflicts in the Middle East. If additional funding cannot be obtained when needed, product development or future commercialization efforts may be delayed, limited, reduced, or terminated, or rights to develop and commercialize product candidates may need to be granted to third parties that would otherwise be retained.

Critical Accounting Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying U.S. generally accepted accounting principles (GAAP) in the preparation of our financial statements. On an ongoing basis, we evaluate our estimates, judgments and assumptions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expense. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change its reported results. We believe the following accounting policies are the most critical to us, in that they require our most difficult, subjective or complex judgments in the preparation of our financial statements. For further information, see Note 1, Organization and Significant Accounting Policies of the Notes to the Company’s Financial Statements in Part IV, “Item 15. Exhibits and financial statement Schedules.”

Revenue Recognition

Revenues are recognized when control of our services are transferred to our customers, in an amount that reflects the consideration management expects to be entitled to in exchange for those services. We determine revenue recognition through the following steps: (1) identification of the contract, or contracts, with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation. We have not made any material changes in the accounting methodology that management uses to recognize revenue during the year ended December 31, 2025.

Judgment and Uncertainties: Our revenue recognition accounting methodology involves significant judgments and estimates, which often include multiple performance obligations, variable consideration in the form of milestone payments, and royalties on future product sales. In applying this methodology, we are required to exercise judgment and make estimates to, among other things: (1) determine whether multiple obligations are distinct and should be accounted for as separate performance obligations; (2) estimate the standalone selling price of each performance obligation; (3) allocate the transaction price among performance obligations based on relative standalone selling prices; and (4) determine whether revenue should be recognized at a point in time or over time for each performance obligation. These judgments and estimates may change as additional information becomes available or as underlying assumptions are revised. Changes in these judgments or estimates could result in a material increase or decrease in the amount of revenue or deferred revenue recognized in a particular reporting period.

Research and Development Accrual

We record accrued expenses for research and development activities based on estimates of services provided to date by third-party vendors, including CROs, preclinical research organizations, clinical sites, research institutions, and other service providers. Research and development expenses are recognized as incurred and are based on a combination of factors, including contractual terms, the progress of preclinical and clinical activities, patient enrollment and dosing, preclinical study progress, and information provided by our vendors. We have not made any material changes in the accounting methodology that management uses to recognize expenses during the year ended December 31, 2025.

Judgment and Uncertainties: The process of estimating accrued research and development expenses involves significant judgment and is subject to inherent uncertainties. In particular, management is required to estimate the extent of services performed under its research and development agreements, including preclinical studies and clinical trials, when invoices have not yet been received. These estimates are based on, among other things: (1) patient enrollment, dosing, and follow-up activities; (2) the timing and completion of preclinical and clinical milestones; (3) vendor-reported progress and data, which may be incomplete or subject to delay; and (4) assumptions regarding the rate at which services are rendered over the course of preclinical and clinical programs. Actual costs incurred may differ materially from our estimates due to changes in preclinical or clinical development plans, patient enrollment rates, protocol amendments, site activation or closure, manufacturing requirements, study outcomes, or other factors outside of our control. Changes in these estimates could result in material adjustments to research and development expenses and accrued liabilities in future periods.

Stock-Based Compensation

We recognize stock-based compensation expense for equity awards, including stock options, restricted stock units (RSUs), and shares issued under the Employee Stock Purchase Plan (ESPP), based on the estimated grant-date fair value of the awards. Compensation expense is recognized on a straight-line basis over the requisite service period, generally the vesting period. We account for forfeitures as they occur. The grant-date fair value of stock option awards is estimated using the Black-Scholes option pricing model, which requires the use of subjective assumptions, including expected term, expected volatility, risk-free interest rate, and expected dividend yield. Expected volatility and expected term are primarily based on our historical data and other relevant information, while the risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a maturity commensurate with the expected term of the award. Management does not assume any expected dividend yield, as we have not declared or paid dividends on our common stock. Management has not made any material changes in the accounting methodology we use to recognize expenses during the year ended December 31, 2025.

Judgment and Uncertainties: The valuation of stock-based awards and the resulting compensation expense involve significant judgment and estimation. Changes in assumptions used to estimate the fair value of stock options, particularly expected volatility and expected term, could result in materially different stock-based compensation expense. In addition, differences between actual forfeitures and our estimates, as well as changes in the timing or amount of equity awards granted, could impact the amount and timing of stock-based compensation expense recognized in future periods. Changes in these assumptions or estimates, or differences between actual outcomes and our assumptions, could result in a material increase or decrease in the amount of stock-based compensation expense recognized in a particular period, which could materially affect our operating expenses and results of operations.

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

We have not entered into, nor do we currently have, any off-balance sheet arrangements (as defined under SEC rules).

Recent Accounting Pronouncements

For a description of recently issued accounting standards that may have a material impact on our financial statements or will otherwise apply to our operations, please see Note 1 to the audited financial statements appearing elsewhere in this Annual Report.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposures primarily due to our investing activities. The primary market risk exposure is change in interest rates. Adverse changes to rates may occur due to changes in the liquidity of a market or to changes in market perceptions of creditworthiness and risk tolerance.

We primarily invest our excess cash in securities of reputable financial institutions, corporations, and U.S. government agencies with strong credit ratings. Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to its investment portfolio.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements filed as part of this Annual Report as listed under Part IV, Item 15 below.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

None.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a the reasonable assurance level as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external purposes in accordance with GAAP. Management conducted an assessment of the effectiveness of our internal control over financial reporting based its assessment on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Item 9B. OTHER INFORMATION

Notice of 2026 Annual Meeting Date and Related Deadlines

As of the date of this Annual Report, we intend to hold our 2026 annual meeting of stockholders (the “2026 Annual Meeting”) on or about June 16, 2026. This date is more than 30 days before the one-year anniversary of our 2025 annual meeting of stockholders (the “2025 Annual Meeting”), which was held on August 27, 2025.

Our bylaws provide that for stockholder nominations to our board of directors or other proposals to be considered at an annual meeting of stockholders, the stockholder must give timely notice thereof in writing to the Corporate Secretary at Genelux Corporation, 2625 Townsgate Road, Suite 230, Westlake Village, CA 91361.

Because the date of the 2026 Annual Meeting is more than 30 days before the one-year anniversary of the date of our 2025 Annual Meeting, for the stockholder notice to be timely, it must be delivered to the Corporate Secretary at our principal executive offices not earlier than 5:00 p.m. Pacific Time on the 120th day prior to the date of the 2026 Annual Meeting, February 16, 2026, and not later than 5:00 p.m. Pacific Time on the later of (1) the 90th day prior to the 2026 Annual Meeting, March 18, 2026, or (2) the close of business on the tenth day following the day on which public announcement of the date of such meeting is first made by us, March 29, 2026. A stockholder’s notice to the Corporate Secretary must set forth as to each matter the stockholder proposes to bring before the 2026 Annual Meeting the information required by applicable law and our bylaws.

In addition, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act and intended to be presented at our 2026 Annual Meeting must be received by us a reasonable time before we mail our proxy materials for the 2026 Annual Meeting. We have determined that March 16, 2026, which is the date disclosed in our definitive proxy statement on Schedule 14A for our 2025 Annual Meeting, remains a reasonable time before we expect to mail our proxy materials for the 2026 Annual Meeting, and that any stockholder proposals must be received on or before the close of business on that date in order to be considered for inclusion in our proxy materials for the 2026 Annual Meeting. A stockholder’s notice to the Corporate Secretary must set forth as to each matter the stockholder proposes to bring before the 2026 Annual Meeting, the information required by applicable law and our bylaws.

In addition, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide in their notice any additional information required by Rule 14a-19(b) under the Exchange Act.

Trading Arrangements

During the three months ended December 31, 2025, no director or officer adopted, terminated, or modified any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K of the Exchange Act).

Item 9C. Disclosure Regarding Jurisdictions That Prevent Inspections

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the 2026 Proxy Statement) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written code of business conduct and ethics (the Code of Conduct), which applies to our directors and employees (including our principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions). A copy of the Code of Conduct can be obtained free of charge in the “Corporate Governance” section of our website, www.genelux.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct, that are required to be disclosed pursuant to the rules of the SEC and Nasdaq. The information contained on our website is not considered part of, or incorporated by reference into, this Annual Report on Form 10-K or any other filing that we make with the SEC.

The remaining information required under this Item will be set forth in sections headed “Election of Directors,” “Delinquent Section 16(a) Reports” and “Executive Officers” contained in our 2026 Proxy Statement, all of which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required under this Item will be set forth in the section headed “Executive and Director Compensation” contained in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” contained in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the sections headed “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance” contained in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the section headed “Ratification of Selection of Independent Registered Public Accounting Firm” contained in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index on page F-1 of this report.

(a) 2. Financial Statement Schedules

All required information is included in the financial statements or notes thereto.

(a) 3. List of Exhibits

Item 16. Exhibits and Financial Statement Schedules.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 the Amendment No. 2 of Form S-1 (File No. 333-265828), filed with the SEC on September 19, 2022).

4.3	Form of Underwriter Warrant dated March 26, 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on March 25, 2025).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on May 24, 2024).

4.5	Description of Registrant’s Capital Stock (incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form-K (File No. 001-41599), filed with the SEC on March 28, 2025.

10.1+	Genelux Corporation 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.3+	Genelux Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.5+	Genelux Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.6+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Genelux Corporation 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.7+	Genelux Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, filed with the SEC on January 10, 2023).

10.8+	Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.9+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Executive Officers under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.10+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Non-Executives under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.11+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Executive Officers under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.12+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Non-Executives under the Genelux Corporation 2023 Inducement Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 14, 2023).

10.13+*	Genelux Corporation Non-Employee Director Compensation Policy.

10.14+*	Form of Indemnification Agreement by and between the Registrant and its directors and executive officers.

10.15+	Executive Employment Offer Letter, by and between the Registrant and Matt Pulisic, dated January 16, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on May 6, 2025).

10.16+	Executive Employment Offer Letter, by and between the Registrant and Thomas Zindrick, J.D., dated May 30, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on June 2, 2023).

10.17+	Executive Employment Offer Letter, by and between the Registrant and Ralph Smalling, MS, dated June 1, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on August 14, 2023).

10.18+	Executive Employment Offer Letter, by and between the Registrant and Eric Groen, dated July 1 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 5, 2025).

10.19	Lease Agreement, by and between the Registrant and Townsgate Property, LLC, dated as of August 2002 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.20	Industrial/Commercial Multi-Tenant Lease, by and between the Registrant and Marindustry Partners, LP, dated July 2018, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.21¥#	License Agreement, by and between the Registrant and Newsoara BioPharma Co, Ltd., dated September 27, 2021 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on June 24, 2022).

10.22	Letter of Understanding dated September 30, 2025 by and between the Registrant and Newsoara BioPharma Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41599), filed with the SEC on November 5, 2025.

19	Registrant’s Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K (File No. 001-41599), filed with the SEC on March 28, 2025).

23.1*	Consent of Weinberg & Company, P.A., independent registered public accounting firm.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-41599) filed with the SEC on March 29, 2024.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this Annual Report on Form 10-K.
†	This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates management contract or compensatory plan.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2026

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

Signature	Title	Date

/s/ Thomas Zindrick	President, Chief Executive Officer and Chairman (Principal Executive and Financial Officer)	March 19, 2026
Thomas Zindrick, J.D.

/s/ Matthew Pulisic	Chief Financial Officer (Principal Accounting Officer)	March 19, 2026
Matthew Pulisic

/s/ Mary Mirabelli	Director	March 19, 2026
Mary Mirabelli

/s/ James L. Tyree	Director	March 19, 2026
James L. Tyree

/s/ John Thomas	Director	March 19, 2026
John Thomas, Ph.D.

/s/ John Smither	Director	March 19, 2026
John Smither

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genelux Corporation

Westlake Village, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genelux Corporation (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses from operations since inception and has incurred a net loss and used cash in operations during the year ended December 31, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ Weinberg & Company, P.A.

Los Angeles, California

March 19, 2026

Genelux Corporation

Balance Sheets

(in thousands, except for share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$5,333	$8,565
Marketable securities	9,262	22,330
Prepaid expenses and other current assets	535	653
Total current assets	15,130	31,548

Property and equipment, net	2,170	1,316
Right of use assets	1,583	1,760
Other assets	144	92
Total Assets	$19,027	$34,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,358	$5,570
Accrued payroll and payroll taxes	1,440	1,004
Lease liabilities, current portion	427	329
Total current liabilities	6,225	6,903

Lease liabilities, net of current portion	1,258	1,539
Total liabilities	7,483	8,442
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.001, 200,000,000 shares authorized; 38,139,144 and 34,728,140 shares issued and outstanding	38	35
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	295,468	278,001
Accumulated other comprehensive income	9	64
Accumulated deficit	(283,538)	(251,393)
Total stockholders’ equity	11,544	26,274

Total Liabilities and Stockholders’ Equity	$19,027	$34,716

The accompanying notes are an integral part of these financial statements.

Genelux Corporation

Statements of Operations and Comprehensive Loss

(in thousands, except for share amounts and per share data)

	Year Ended December 31,
	2025	2024

Revenue	$8	$8

Operating expenses:
Research and development	19,851	18,998
General and administrative	13,371	12,706
Total operating expenses	33,222	31,704

Operating loss	(33,214)	(31,696)

Other income:
Interest income	711	700
Bond accretion income	358	757
Gain on extinguishment of accounts payable	-	370
Total other income	1,069	1,827

Net loss	$(32,145)	$(29,869)

Net loss per common share - basic and diluted	$(0.86)	$(0.95)

Weighted-average shares outstanding – basic and diluted	37,176,527	31,450,727

Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(55)	50
Comprehensive loss	$(32,200)	$(29,819)

The accompanying notes are an integral part of these financial statements.

Genelux Corporation

Statements of Stockholders’ Equity

For the years ended December 31, 2025 and 2024

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance, December 31, 2023	26,788,986	$27	(433,333)	$(433)	$241,389	$14	$(221,524)	$19,473
Stock compensation	-	-	-	-	5,738	-	-	5,738
Unrealized gain on available-for-sale securities	-	-	-	-	-	50	-	50
Fair value of vested restricted stock units	303,389	-	-	-	2,044	-	-	2,044
Cost of stock option modifications and repricing	-	-	-	-	332	-	-	332
Issuance of common shares for cash and warrants	7,505,460	8	-	-	27,685	-	-	27,693
Common stock issued under equity award plans	53,818	-	-	-	125	-	-	125
Issuance of common shares upon exercise of stock warrants	76,487	-	-	-	688	-	-	688
Net loss during the year ended December 31, 2024	-	-	-	-	-	-	(29,869)	(29,869)
Balance, December 31, 2024	34,728,140	$35	(433,333)	$(433)	$278,001	$64	$(251,393)	$26,274

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance, December 31, 2024	34,728,140	$35	(433,333)	$(433)	$278,001	$64	$(251,393)	$26,274
Stock compensation	312,792	-	-	-	5,792	-	-	5,792
Unrealized gain on available-for-sale securities	-	-	-	-	-	(55)	-	(55)
Fair value of vested restricted stock units	-	-	-	-	898	-	-	898
Cost of stock option modifications and repricing	-	-	-	-	806	-	-	806
Issuance of common stock for cash	3,000,000	3	-	-	9,550	-	-	9,553
Common stock issued under equity award plans	50,463	-	-	-	183	-	-	183
Common shares issued upon exercise of stock warrants	42,749	-	-	-	224	-	-	224
Issuance of common shares upon exercise of stock option	5,000	-	-	-	14	-	-	14
Net loss during the year ended December 31, 2025	-	-	-	-	-	-	(32,145)	(32,145)
Balance, December 31, 2025	38,139,144	$38	(433,333)	$(433)	$295,468	$9	$(283,538)	$11,544

The accompanying notes are an integral part of these financial statements.

Genelux Corporation

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows from operating activities
Net loss	$(32,145)	$(29,869)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	244	235
Accretion of discount on marketable securities	(226)	(757)
Right-of-use asset	330	668
Stock compensation	5,871	5,738
Fair value of restricted stock units	898	2,044
Cost of stock option modifications and repricing	806	332
Gain on extinguishment of accounts payable	-	(370)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	66	359
Accounts payable and accrued expenses	(1,213)	2,156
Accrued payroll and payroll taxes	438	(1,113)
Lease liability	(337)	(651)
Net cash used in operating activities	(25,268)	(21,228)

Cash Flows from investing activities
Purchases of property and equipment	(1,098)	(381)
Purchase of marketable securities	(18,261)	(29,000)
Proceeds from sales and maturities of marketable securities	31,500	21,250
Net cash provided by (used in) investing activities	12,141	(8,131)

Cash Flows from financing activities
Proceeds from common stock issued	9,553	27,693
Proceeds from common stock issued in connection with the Company’s equity award programs	104	125
Proceeds from the exercise of stock options	14	-
Proceeds from the exercise of stock warrants	224	688
Net cash provided by financing activities	9,895	28,506

Net decrease in cash, cash equivalents and restricted cash	(3,232)	(853)

Cash, cash equivalents and restricted cash
BEGINNING OF PERIOD	8,565	9,418
END OF PERIOD	$5,333	$8,565

Supplemental non-cash financing disclosures:
Unrealized (loss) gain on marketable securities	$(55)	$50
Initial recognition of right-of-use asset obtained in exchange for operating lease liabilities	$153	-

The accompanying notes are an integral part of these financial statements.

Genelux Corporation

Notes to Financial Statements

For the years ended December 31, 2025 and 2024

(in thousands, except for share amounts)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Genelux Corporation (Genelux or the Company), a Delaware Corporation, incorporated on September 4, 2001, is a late clinical-stage biopharmaceutical company located in Westlake Village, California. The Company is engaged in the research and development of diagnostic and therapeutic solutions for cancer for which there is no effective treatment today. The Company is focused on developing a pipeline of next-generation oncolytic immunotherapies for patients suffering from aggressive and/or difficult-to-treat tumor types.

Basis of Presentation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). Certain prior period amounts, which are not material, have been reclassified to conform with the current period presentation.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $32.1 million and used cash in operations of $25.3 million during the year ended December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2025, the Company had cash, cash equivalents, restricted cash and marketable securities of $14.6 million, and subsequent net proceeds of $18.5 million that were received on January 8, 2026 (see Note 13), representing a pro forma balance of $33.1 million. However the Company does not have any committed external source of funds or other support for its development efforts, except for payment and reimbursement obligations of the Company’s collaboration partner, Newsoara HYK Biopharmaceuticals Co., Ltd., under a License Agreement entered into in September 2021 (as amended, the Newsoara License Agreement). Until the Company can generate sufficient product revenue to finance its cash requirements, which it may never do, the Company expects to finance its future cash needs through a combination of public or private equity offerings, debt and/or other capital sources such as milestone payments, royalties or other payments or funding from existing or potential collaborations, strategic alliances, licensing arrangements, and other arrangements. Based on its research and development plans, the Company expects that its existing cash balance may not enable it to fund its planned operating expenses and capital expenditure requirements for the next 12 months from the date of filing of this Annual Report. In addition, because the design and outcome of its anticipated and any future clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. The Company’s existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt, or cause substantial dilution for its stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, judgments, and assumptions. The Company bases its estimates on historical experience and various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expense. Actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

All highly liquid marketable securities are classified as cash equivalents. These marketable securities mainly include money market with maturities of three months or less when purchased. The carrying value of these cash equivalents approximate fair value.

As of December 31, 2025 and 2024, cash equivalents were comprised of money market funds that totaled $3.0 million and $7.6 million, respectively.

There was $2.0 million restricted cash at December 31, 2025, that is primarily held as a refundable security deposit for an equipment lease (see Note 6). At December 31, 2024, there was no restricted cash.

Marketable Securities

The Company classified all of its investments in securities as marketable securities and current assets as they represent the investment of funds available for current operations as of December 31, 2025 and 2024. The marketable securities may consist of investment-grade interest bearing instruments, primarily money market accounts, government-sponsored enterprise securities, and treasury bonds, which are accounted for at fair value. Changes in fair values are reported as unrealized gains or losses and are recorded in the Company’s statement of operations and comprehensive loss. There were no realized gains or losses during the years ended December 31, 2025 and 2024. Non-credit related losses are reported as a component of accumulated other comprehensive loss and included in stockholders’ equity.

The Company evaluates its marketable securities for impairment. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the statements of operations and comprehensive loss. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors, including the length of time to maturity and the extent to which the fair value has been less than the cost, recoverability of future cash flows as compared to carrying value of the security, the financial condition and the near-term prospects of the issuer, and the Company’s ability and intent to hold the security. If a decline in fair value of marketable securities is determined to be other than-temporary, the securities are written down to fair value as the new cost basis and the amount of the write down is accounted for as realized losses. The Company did not recognize any other-than-temporary impairments of its marketable securities for the years ended December 31, 2025, and 2024. In addition, no impairments have been recognized on the Company’s marketable securities in available-for-sale securities during the years ended December 31, 2025 and 2024.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk, consist primarily of cash, cash equivalents, restricted cash, and marketable securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution. The Company has not experienced any losses on deposits since inception.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the expected useful life or the remaining lease term. Construction in progress reflects amounts incurred for construction or improvements of property and equipment that have not been placed in service. Upon disposition, the cost and accumulated depreciation of assets retired or sold are removed from the respective asset category, and any gain or loss is recognized in the Company’s statement of operations and comprehensive loss.

The estimated useful lives of property and equipment are as follows (in years):

Estimated Useful Lives
Furniture and office equipment	5
Laboratory equipment	5
Computer equipment	3
Leasehold improvements	Shorter of asset life or remaining lease term

The Company periodically assesses long-lived assets or asset groups, including property and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during the years ended December 31, 2025, and 2024.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Leases with terms greater than one-year are recognized on the Company’s balance sheets as right-of-use assets that represent the Company’s right to use an underlying asset for the lease term, and lease liabilities that represent its obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the expected lease term. As of December 31, 2025 and 2024, the Company is not reasonably certain that it will exercise renewal options for any lease facilities. Therefore, these options are not included in the right-of-use assets and liabilities.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment. The Company records expense to recognize lease payments on a straight-line basis over the expected lease term. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred.

Research Contract Costs and Accruals

The Company has entered into various research and development-related contracts with companies inside of the United States. These agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. The Company records prepaid expenses and accruals for estimated ongoing research costs. When evaluating the adequacy of the prepaid expenses and accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received, and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Revenue Recognition

Pursuant to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied.

Research and Development Expenses

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. Research and development costs consist of costs incurred to discover, research, and develop drug candidates, including compensation-related expenses for research and development personnel, stock-based compensation expense, preclinical and clinical activities, costs of manufacturing, overhead expenses including facilities and laboratory expenses, materials and supplies, amounts paid to consultants and outside service providers, and depreciation and amortization.

Stock-Based Compensation

Share-based compensation expenses for all stock-based awards, including stock options, restricted stock units (RSUs), and shares issued under the Employee Stock Purchase Plan (ESPP), are based on their estimated grant-date fair value. The Company’s policy is to recognize compensation cost for awards with only service conditions on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises. The fair value of stock option awards is estimated using the Black-Scholes option valuation model which requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data and other information to estimate the expected price volatility and the expected forfeiture rate for stock option awards. For restricted stock units, the value of the award is based on the Company’s stock price at the grant date.

The Company was a private company through January 30, 2023 and, as a result, lacked sufficient company-specific historical and implied volatility data. Accordingly, the expected stock price volatility for the year ended December 31, 2024 is estimated based on the historical volatility of a group of publicly traded peer companies with characteristics similar to the Company. The expected stock price volatility for the year ended December 31, 2025 is determined using the blended volatility by examining the historical volatility for the industry peer companies and the volatility of the Company’s stock from the effective date that the Company’s shares were publicly traded. The Company determined the average expected life of stock options based on the anticipated time period between the measurement date and the exercise date by examining the option holder’s past exercise patterns.

The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect on the grant date for maturities corresponding to the expected term of the awards. The Company does not assume any expected dividend yield, as it has never declared or paid dividends on its common stock.

The Company accounts for forfeitures as they occur. Compensation cost previously recognized for awards that are forfeited due to the failure to satisfy service or performance conditions is reversed in the period in which the forfeiture occurs.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting basis and the respective tax basis of the Company’s assets and liabilities, and expected benefits of utilizing net operating loss, capital loss, and tax-credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in earnings in the period that includes the enactment date. As of December 31, 2025 and 2024, the Company’s deferred tax assets, consisting primarily of capitalized R&D under IRC Section 174, net operating loss carryforwards and research and development tax credit carryforwards, have been fully offset by a valuation allowance.

The Company has generated significant Net Operating Loss (NOL) carryforwards and research and development tax credits (R&D credits) as a result of its incurrence of losses and its conduct of research activities since inception. As of December 31, 2025, the Company had federal and state NOL carryforwards of approximately $192.2 million and $190.5 million, respectively. The Company does not anticipate generating revenue from sales of products for the foreseeable future, if ever, and the Company may never achieve profitability. The Company’s U.S. federal NOL carryforwards generated in taxable years beginning before January 1, 2018 can be carried forward to each of the 20 taxable years following the year of the loss. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, totaling $93.7 million, may be carried forward indefinitely, but the utilization of such U.S. federal NOLs is limited. As of December 31, 2025, the Company also had federal and state R&D credit carryforwards of $3.9 million and $3.0 million, respectively. The Company’s U.S. federal R&D credit carryforwards can be carried forward 20 taxable years. If not utilized in that period, these R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, the California state R&D credits carry forward indefinitely until utilized.

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the OBBB), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. The key provisions include the creation of Section 174A allowing immediate expensing of domestic research and experimental expenditures, new limitations on interest expense deductibility, and reinstatement of 100% bonus depreciation. The Company immediately expensed domestic research and experimental expenditures starting tax year ended December 31, 2025. Due to valuation allowances, the OBBB has no impact on the Company’s financial statements except changes in footnote disclosures.

Segment Information

The Company operates as a single segment because its chief operating decision maker (CODM) reviews operating results on an aggregate basis and manages its operations as a single operating segment.

Recent Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact its financial statement disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – LICENSE AGREEMENTS

In September 2021, the Company entered into the Newsoara License Agreement with Newsoara BioPharma Co. Ltd. In October 2025, Newsoara BioPharma Co. Ltd. assigned all of its rights and obligations under the Newsoara License Agreement to an affiliate, Newsoara HYK Biopharmaceuticals Co., Ltd. The counterparty to the Newsoara License Agreement is referred to herein as “Newsoara.” Pursuant to the Newsoara License Agreement, the Company granted Newsoara an exclusive license to research, develop, commercialize or exploit (i) any and all oncolytic viruses that are controlled by the Company, including Olvi-Vec but excluding V-VET1 (licensed viruses); (ii) any pharmaceutical product in final form that is comprised of or contains the licensed viruses as an active ingredient (licensed products); (iii) any virus developed by or behalf of Newsoara that (a) has a vaccinia virus backbone; (b) is not disclosed or covered by any of the Company’s patents; and (c) includes modifications (as compared to the licensed viruses) of a gene function with therapeutic intent (derived molecules); and (iv) any pharmaceutical product in final form that is comprised of or contains derived molecule as an active ingredient (derived products), in each case in mainland China, Taiwan, Hong Kong and Macau (the “Newsoara Territory”) in the field of human diagnostic, prophylactic and therapeutic uses (the “Newsoara Field”). The license granted to Newsoara is royalty bearing for licensed products and royalty free for derived products.

Under the Newsoara License Agreement, Newsoara granted the Company an exclusive and royalty bearing license to develop, commercialize, and exploit outside the Newsoara Territory any derived products developed by Newsoara. Under the terms of the Newsoara License Agreement and to date, the Company has received from Newsoara an aggregate of $11.0 million ($5.0 million as an upfront payment and $6.0 million as a milestone payment) associated with the Newsoara License Agreement. Newsoara is obligated to pay the Company additional development and commercial milestone payments up to $160.5 million in the aggregate upon the occurrence of certain development, regulatory and commercial milestones by the licensed products, and royalties on net sales of the licensed products in the mid-single-digit to mid-teens percentage range (the “Newsoara Royalty”). The Newsoara Royalty term, with respect to a licensed product and each region in the Newsoara Territory, is the period beginning on the date of first commercial sale of such licensed product in such region and ending on the last to occur of: (a) the expiration of the last to expire patent controlled by the Company (including any applicable patent term extension) in such region that contains either (i) an issued valid claim that covers the licensed product (including the licensed virus contained therein, and including the composition of matter and method of making and using thereof) or (ii) a pending valid claim that covers the sequence of the licensed virus contained therein; (b) the 10th anniversary of the first commercial sale of such licensed product in such region; and (c) the expiration of all regulatory exclusivity for such licensed product in such region. If the Company, at its discretion, elects to develop and commercialize outside the territory any derived product developed by Newsoara, the Company is required to make certain milestone and royalty payments to Newsoara.

Pursuant to the Newsoara License Agreement, Newsoara is required to use commercially reasonable efforts to research, develop, manufacture, and commercialize the licensed products in the Newsoara Territory in the Newsoara Field and is solely responsible for all costs and expenses incurred in connection with such activities. In addition, Newsoara is required to use commercially reasonable efforts to conduct a multi-center Phase 2 clinical trial for Olvi-Vec in NSCLC using clinical sites in the United States and China, which is the VIRO-25 clinical trial. Newsoara is generally obligated under the Newsoara License Agreement to fund the costs of the VIRO-25 clinical trial in the United States and China. In November 2023, the Company and Newsoara agreed that the Company would engage a clinical research organization (CRO) to conduct certain start-up activities for the trial in the United States only, with Newsoara to reimburse the Company for the costs and expenses. Pursuant to a letter of understanding (the LOU), in September 2025, the Company agreed with Newsoara that the CRO would conduct additional study activities beyond startup for the VIRO-25 clinical trial in the United States and Newsoara would reimburse the Company for costs and expenses related to such additional activities; however, Newsoara is permitted to defer reimbursement of the foregoing costs and expenses until the earlier of: (i) completion of its next round of financing, or (ii) December 31, 2026.

In November 2022, the Company entered into a Clinical Supply Agreement with Newsoara to manufacture and supply Olvi-Vec for Newsoara’s clinical trials in the Newsoara Territory. The Company is responsible for supplying Olvi-Vec at its own costs of manufacturing, without markup.

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using the exit price. Accordingly, when market observable data is not readily available, the Company’s own assumptions are used to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date.

Assets and liabilities recorded at fair value on the balance sheets are categorized based on the level of judgment associated with inputs used to measure their fair values and the level of market price observability, as follows:

Level 1 Unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs are other than quoted prices in active markets, which are based on the following:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets or liabilities in non-active markets; or
●	Either directly or indirectly observable inputs as of the reporting date.

Level 3 Pricing inputs are unobservable and significant to the overall fair value measurement, and the determination of fair value requires significant management judgment or estimation.

In certain cases, inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.

The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. There were no transfers during the years ended December 31, 2025 and 2024. At December 31, 2025 and 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.

The following table presents information about the Company’s assets measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$2,953	$—	$—	$2,953
Marketable securities:
US Government Agency bonds	—	7,983	—	7,983
US Treasury bonds	—	1,279	—	1,279
Total financial assets	$2,953	$9,262	$—	$12,215

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$7,578	$—	$—	$7,578
Marketable securities:
US Government Agency bonds	—	8,927	—	8,927
US Treasury bonds	—	13,403	—	13,403
Total financial assets	$7,578	$22,330	$—	$29,908

The underlying securities in the money market funds held by the Company are all government backed securities.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consisted of the following:

	As of December 31, 2025
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government agency bonds	$7,977	$6	$—	$7,983
US Treasury bonds	1,279	—	—	1,279
	$9,256	$6	$—	$9,262

	As of December 31, 2024
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government agency bonds	$8,910	$17	$—	$8,927
US Treasury bonds	13,358	45	—	13,403
	$22,268	$62	$—	$22,330

As of December 31, 2025 and 2024, all marketable securities consisted of investments that mature within one year.

The Company has determined that the marketable securities that were in an unrealized loss position did not have any credit loss impairment as of December 31, 2025 and 2024.

NOTE 5 – BALANCE SHEET ACCOUNTS

Property and Equipment

The following table summarizes the Company’s major classes of property and equipment:

	December 31,
	2025	2024
	(in thousands)
Furniture and office equipment	$148	$148
Laboratory equipment	2,918	2,869
Computer equipment	127	127
Leasehold improvements	557	557
Construction in progress	2,347	1,299
Total gross carrying amount	6,097	5,000
Less: Accumulated depreciation and amortization	(3,927)	(3,684)
Property and equipment, net	$2,170	$1,316

Depreciation expense for each of the years ended December 31, 2025 and 2024, was $0.2 million, respectively.

Construction in progress is related to developments of the Company’s manufacturing and laboratory facilities in San Diego, California.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued research and development expenses	$3,903	$5,379
Accrued personnel-related expenses	1,440	1,004
Other	455	191
Total accrued expenses	$5,798	$6,574

As of December 31, 2025, the Company’s accrued research and development expenses were primarily attributable to ongoing clinical trial operations.

NOTE 6 – LEASES

Westlake Village, California: The Company leases 4,050 square feet of office space located at 2625 Townsgate Road for its corporate headquarters. The lease expires on July 14, 2027. The lease contains an option to renew for two additional five-year terms and first right of refusal for certain additional space at the same premises. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of December 31, 2025.

San Diego, California: The Company leases 6,755 square feet of office and research and development laboratory space located at 6365 Marindustry Drive. The lease expires on October 31, 2030. The lease contains an option to renew for one five-year term. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of December 31, 2025.

The Company leases 7,569 square feet of manufacturing space located at 6335 Marindustry Drive. The lease expires on October 31, 2030. The lease contains an option to renew for one five-year term. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of December 31, 2025.

On December 9, 2025, the Company entered into a lease agreement, whereby the Company leases an office space located at 6215 Ferris Square, San Diego. The lease expires on December 31, 2027. The lease contains an option to renew for one additional year. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of December 31, 2025.

Manufacturing equipment lease: On September 4, 2025, the Company entered into written agreements (Equipment Agreements), whereby the Company agreed to acquire certain equipment through a financing arrangement structured as a capital lease. Lease commencement will occur when the equipment is made available to the Company, which is the final onsite installation date and is expected to be approximately 14 months after the execution of the Equipment Agreements, or approximately November 2026. Upon commencement, the lease term will be 60 months (Initial Term), with future lease payments up to approximately $6.2 million. The Company has the right to terminate the lease without cause at the end of the Initial Term or any term thereafter upon 90 days prior written notice without incurring penalties or interest.

As of December 31, 2025, no right-of-use asset or liability has been recognized in the financial statements, as the Company does not have possession of the equipment. The Equipment Agreements also include a refundable security deposit, equal to $2.0 million as of December 31, 2025, which is classified as restricted cash on the Company’s balance sheet.

		December 31,
Lease Assets and Liabilities	Classification	2025	2024
		(in thousands)
Operating lease assets	Right-of-use assets	$1,583	$1,760
Current operating lease liabilities	Lease liabilities	427	329
Non-current operating lease liabilities	Lease liabilities, net of current portion	1,258	1,539

	Year Ended December 31,
Lease Cost Classification	2025	2024
	(in thousands)
Research and development	$106	$124
General and administrative expense	48	53

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2025:

Year	Amount
(in thousands)
2026	$530
2027	489
2028	330
2029	312
2030	136
Total	$1,797
Less: imputed interest	112
Total operating lease liabilities (include current portion)	$1,685

Supplemental cash flow and other information related to leases was as follows:

	Year ended December 31,
	2025	2024
	(in thousands, except discount rate)
Weighted-average remaining lease term (in years)	3.3	4.7
Weighted-average discount rate	6.9%	6.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$436	$392

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and is currently on a month-to-month basis. Rent expense was de minimis during the years ended December 31, 2025 and 2024, respectively. In February 2026, the Company terminated the lease agreement effective March 31, 2026.

NOTE 7 – STOCKHOLDERS’ EQUITY

The following table summarizes the Company’s share of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
As of December 31, 2025
Preferred Stock	0.001	10,000,000	-	-
Common Stock	0.001	200,000,000	38,139,144	38,139,144

As of December 31, 2024
Preferred Stock	0.001	10,000,000	-	-
Common Stock	0.001	200,000,000	34,728,140	34,728,140

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of its common stock. Holders of shares of common stock have full voting rights, one vote for each share held of record. Stockholders are entitled to receive dividends as may be declared by the Company’s board of directors (the “Board”) out of funds legally available therefore and share pro rata in any distributions to stockholders upon liquidation. Shares of common stock do not include conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of December 31, 2025, and December 31, 2024, there were 38,139,144 and 34,728,140 shares of common stock issued and outstanding, respectively.

2025 Common Stock Issuance

In March 2025, the Company completed an underwritten offering of 3,000,000 shares of its common stock at an offering price of $3.50 per share. The Company received net proceeds of $9.6 million from the offering, after deducting discounts and commissions and offering expenses payable by the Company.

The Company also agreed to issue the underwriter a warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $4.20 per share and which may be exercised until March 25, 2030, subject to certain terms and conditions (see Note 8).

2024 Common Stock Issuances

In May 2024, the Company completed an underwritten public offering of its common stock and accompanying warrants, in which the Company issued and sold 7,500,000 shares of its common stock and accompanying warrant to purchase 7,500,000 shares of the Company’s common stock, including the partial exercise of the underwriters’ option to purchase 625,000 shares of the Company’s common stock and accompanying warrants to purchase 625,000 shares of the Company’s common stock, at a combined offering price of $4.00 per share and accompanying warrant. The Company raised $27.7 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Each warrant has an exercise price of $5.25 per share. The warrants expire five years from the date of grant.

During the three months ended December 31, 2024, the Company sold 5,460 shares of its common stock under an At-the-Market (ATM) offering for net proceeds of $15.

NOTE 8 – STOCK BASED COMPENSATION

In August 2009, the Board approved the adoption of the 2009 Equity Incentive Plan (the 2009 Plan). No shares are available for grant under the 2009 Plan.

In September 2018, the Board approved the adoption of the 2019 Equity Incentive Plan (the 2019 Plan). No shares are available for grant under the 2019 Plan.

In June 2022, the Board approved the adoption of the 2022 Equity Incentive Plan (the 2022 Plan). The 2022 Plan provides for the grant of incentive stock options (ISOs) to employees, including employees of any parent or subsidiary, and for the grant of non-qualified stock options (NSOs), stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of its affiliates. The 2022 Plan is a successor to the 2019 Plan. The aggregate number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of its common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. In January 2025, the number of shares available to be issued under the 2022 Plan automatically increased by 1,729,664 shares, as determined by the 2022 Plan. As of December 31, 2025, the total number of shares reserved for issuance was 2,227,576.

In September 2023, the Board approved the adoption of the Company’s 2023 Inducement Plan (the Inducement Plan) to reserve 1,000,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan provides for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based cash and stock awards, and other stock-based awards. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2022 Plan.

In June 2025, the Board approved an amendment of the Inducement Plan to increase the maximum aggregate number of shares of Common Stock issuable by 1,000,000. As of December 31, 2025, the total number of shares reserved for issuance was 1,133,700.

The following table presents a summary of awards outstanding:

	December 31, 2025
	2009 Plan	2019 Plan	2022 Plan	Inducement Plan	Total
Stock options	1,555,037	1,637,562	2,653,080	866,300	6,711,979
RSUs	-	-	1,221,432	-	1,221,432
	1,555,037	1,637,562	3,874,512	866,300	7,933,411

The following table summarizes stock-based compensation expenses included in operating expenses:

	Year Ended December 31,
	2025	2024
	(in thousands)
General and administrative	$4,667	$5,024
Research and development	2,909	3,090
	$7,576	$8,114

	Year Ended December 31,
	2025	2024
	(in thousands)
Stock Options	$6,599	$6,072
RSUs	898	2,042
ESPP	79	-
	$7,576	$8,114

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs:

		Weighted
		Average Grant
	Number of	Date Fair
	RSUs	Value
Outstanding as of December 31, 2024	621,364	$3.06
Granted	960,472	3.55
Vested	(314,042)	4.99
Forfeited	(46,362)	2.29
Outstanding as of December 31, 2025	1,221,432	$4.41

As of December 31, 2025, $3.9 million of unamortized stock compensation expense remains.

Stock Options Awards

Option exercise prices are set forth in the grant notice, without commission or other charge, provided however, that the price per share of the shares subject to the option shall not be less than the greater of (i) 100% of the fair market value of a share of stock on the grant date, or (ii) with respect to awards under the 2019 Plan or 2022 Plan, 110% of the fair market value of a share of stock on the grant date in the case of a Participant then owning more than 10% of the total combined voting power of all classes of stock of the Company or any “subsidiary corporation” of the Company or any “parent corporation” of the Company. Options to employees, directors, and consultants generally vest and become exercisable over a period not exceeding four years. Options typically expire ten years after the date of grant.

In September 2025, the Board approved a reduction in the exercise prices of certain stock options held by employees to purchase shares of the Company’s common stock under the Company’s 2022 Plan, 2019 Plan and 2009 Plan that had exercise prices greater than $5.00 per share. The exercise price for such options was reduced to $3.33 per share, which was the closing price of the common stock on September 1, 2025, the effective date of the reduction. The total cost of the repricing was $1.3 million, of which $0.8 million was recorded as expense during the year ended December 31, 2025. The remainder of the cost will be recorded over the future vesting periods of the options.

In September 2022, the Board approved a stock option repricing whereby the exercise price of previously granted and unexercised options held by certain employees, directors, and key advisers with exercise prices between $9.00 and $10.50 per share, was adjusted to $6.00 per share, the closing price of the Company’s initial public offering. The total cost of the repricing was $2.73 million, of which $2.72 million was recorded as of December 31, 2024, and the remaining was recorded during the twelve months ended December 31, 2025.

The following table presents a summary of stock option activity for the year ended December 31, 2025:

	Number of Option Shares	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Terms (in Years)	Aggregate Intrinsic Value
Balance, December 31, 2024	5,375,323	$8.82	5.66	94
Granted	1,805,728	3.06
Cancelled	(154,894)	9.96
Exercised	(5,000)	2.75
Expired	(309,178)	8.76
Balance, December 31, 2025	6,711,979	$3.92	$6.51	5,863
Vested and exercisable, December 31, 2025	4,184,735	$5.04	$4.06	-
Unvested, December 31, 2025	2,527,244

As of December 31, 2025, unvested stock option expense of $11.7 million remained and will be amortized over the remaining vesting period, through December 2029.

The assumptions used for the options granted during the period are as follows:

	Year Ended December 31,
	2025	2024
Exercise prices	$2.83 – 4.73	$1.96 – 7.44
Expected dividends	-	-
Expected volatility	109.0%	100.0%
Risk free interest rate	3.6 - 4.4%	3.9% -4.5%
Expected life of options	5.5 – 10.0	5.0 - 6.0

Stock Warrants

The table below summarizes the Company’s warrants activities for the years ended December 31, 2025:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, December 31, 2024	7,897,975	$3.00 - 9.00	$5.32
Granted	120,000	4.20	4.20
Cancelled	-	-	-
Exercised	(42,749)	5.25	5.25
Expired	(44,441)	5.40	5.40
Balance, December 31, 2025	7,930,785	$3.00 - 9.00	$4.92
Vested and exercisable, December 31, 2025	7,930,785	$3.00 – 9.00	$4.92

Stock warrants to purchase up to an aggregate total of 44,441 shares of its common stock with an exercise price of $5.40 per share issued to certain noteholders in prior years expired in December 2025.

During the year ended December 31, 2025, warrant holders exercised 42,749 warrants to acquire common stock at an exercise price of $5.25 per share for proceeds of $0.2 million. During the year ended December 31, 2024, the Company issued warrants to purchase 7,500,000 shares of its common stock with an exercise price of $5.25 per share to the underwriters of its second public offering. The warrants expire five years from the date of grant. During the year ended December 31, 2024, warrant holders exercised 76,487 warrants to acquire common stock at an exercise price of $9.00 per share for proceeds of $0.7 million.

There was $0.2 million and no aggregate intrinsic value for warrant shares outstanding at December 31, 2025.

Employee Stock Purchase Plan

The Company’s 2022 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 15% of their earnings: (i) on May 16th of each year at a 15% discount of the fair market value of the Company’s common stock on November 17th of the previous year or May 16th of the then-current year, whichever is lower, and (ii) on November 15th of each year at a 15% discount of the fair market value of the Company’s common stock on May 17th or November 15th of the then-current year, whichever is lower. The ESPP includes an “evergreen” feature, which provides that an additional number of shares of common stock will automatically be added to the shares authorized for issuance under the ESPP on January 1st of each year, beginning on January 1, 2024 and ending on (and including) January 1, 2032. The number of shares added each calendar year will equal the lesser of 1% of the Company’s common stock outstanding on December 31st of the preceding calendar year or 2,100,000 or a lesser number as determined by the Board.

During the twelve months ended December 31, 2025, 50,463 shares of common stock were purchased for an aggregate purchase price of $0.18 million under the ESPP, and as of December 31, 2025, 1,209,541 shares remain authorized and available for issuance.

NOTE 9 - INCOME TAXES

Significant components of the provision for income taxes for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Current
Federal	$—	$(4,442)
State	1	(1,873)
Total	1	(6,315)
Deferred
Federal	54,508	46,515
State	24,012	20,036
Total	78,520	66,551
Total income tax expense before change in valuation allowance	78,521	60,236
Change in valuation allowance	(78,521)	(60,236)
Total income tax expense	$—	$—

The following table presents a reconciliation of the tax expense based on the statutory rate to the Company’s actual tax expense in the statements of operations and comprehensive loss. A notional 21% tax rate was applied as follows (in thousands):

	Year Ended December 31,
	2025		2024
U.S. Federal statutory income tax	$(6,750)	21.0%	$(6,272)	21.0%
State and local income taxes	(2,201)	6.9%	(2,120)	7.1%
Other temporary differences	(7,368)	22.9%	(5,171)	17.3%
Change in valuation allowance	16,319	(50.8)%	13,563	(45.4)%
Provision for income taxes	$—	—	$—	—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets
Stock-based compensation	$13,198	$10,200
Accruals	371	1,482
Fixed assets	1,678	77
Net operating losses	56,891	48,821
Capitalized research and development expenses	4,530	4,282
Tax credits	6,925	1,116
Other	42	—
Total deferred tax assets	83,635	65,978

Deferred tax liabilities
State taxes	(5,114)	(5,105)
Prepaid expenses	—	(154)
Total deferred tax liabilities	(5,114)	(5,259)

Net deferred tax assets before valuation allowance	78,521	60,719
Valuation allowance	(78,521)	(60,719)
Net deferred tax assets	$—	$—

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2025 and 2024.

At December 31, 2025 and 2024, the Company had federal income tax net operating loss carryforwards of approximately $192.2 million and $160.0 million, respectively. At December 31, 2025 and 2024, the Company had California income tax net operating loss carryforwards of approximately $190.5 million and $165.9 million, respectively. Of the total federal net operating loss, approximately $93.7 million has an indefinite carryforward period as of December 31, 2025. The remaining federal and California net operating loss carryforwards will expire through December 31, 2045, unless previously utilized. At December 31, 2025, the Company also has federal and California research and development tax credits of approximately $3.9 million and $3.0 million, respectively. The federal credits will expire through 2042 unless previously utilized. The California credits carryforward indefinitely. The utilization of net operating loss and tax credit carryforwards may be subject to limitation under the provisions of the Internal Revenue Code Section 382 and similar state provisions.

The Company has adopted the provisions in ASC 740 relating to the accounting for uncertain tax positions. This provision requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. The Company also has a policy to recognize interest and/or penalties on the income tax expense related to uncertain tax positions. The Company had no material uncertain tax positions as of December 31, 2025 and 2024, respectively, and consequently, no interest or penalties have been accrued by the Company.

The Company is subject to taxation in the United States and state jurisdictions. The Company’s tax years for 2010 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2025 and 2024.

NOTE 11 – SEGMENT INFORMATION

The Company operates and manages its business as one reportable and operating as a clinical stage biopharmaceutical company. The Company’s current focus is on developing oncolytic immunotherapies for the treatment of cancer. The Company’s Chief Operating Decision Maker (CODM) reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by the Company’s CODM:

	Year ended December 31,
	2025	2024
	(in thousands)
Revenue	$8	$8

Less:
Research and development, excluding salaries	12,904	12,144
Salaries	4,038	3,764
Insurance	857	966
Stock-based compensation	7,576	8,114
Operating expenses	5,709	3,062
Other income	1,069	1,827
Net loss	$(32,145)	$(29,869)

NOTE 12 – NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024
	(in thousands, except share amounts)
Numerator:	$(32,145)	$(29,869)
Net loss

Denominator:
Weighted-average basic shares outstanding	37,176,527	31,450,727
Effect of dilutive securities	-	-
Weighted-average dilutive shares outstanding	37,176,527	31,450,727

Basic and dilutive net loss per share	$(0.86)	$(0.95)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share.

	Year Ended December 31,
	2025	2024
Stock options	6,711,979	5,375,323
Stock warrants	7,930,785	7,897,975
RSUs	1,221,432	621,364
	15,864,196	13,894,662

NOTE 13 - SUBSEQUENT EVENTS

On January 8, 2026, the Company completed an underwritten offering of 6,666,667 shares of its common stock at $3.00 per share. The net proceeds received from the offering were $18.5 million, after deducting underwriting discounts, commissions, and offering expenses payable by the Company.

Effective as of March 18, 2026, the Company terminated the 2024 Sales Agreement with Guggenheim.

