Form 10-Q
period 2026-03-31
GENELUX Corp
filed 2026-05-07
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

GENELUX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	001-41599	77-0583529
(State or other jurisdiction of incorporation or organization)	Commission File Number	(IRS Employer Identification No.)

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

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of May 3, 2026 was 44,840,416.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts contained in this Quarterly Report, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2025 (the “Annual Report”) and in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

GENELUX CORPORATION

FORM 10-Q

MARCH 31, 2026

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Genelux Corporation
Condensed Balance Sheets

(in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$9,273	$5,333
Marketable securities	16,936	9,262
Prepaid expenses and other current assets	545	535
Total current assets	26,754	15,130

Property and equipment, net	3,081	2,170
Right of use assets	2,393	1,583
Other assets	144	144
Total Assets	$32,372	$19,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,095	$4,358
Accrued payroll and payroll taxes	861	1,440
Lease liabilities, current portion	316	427
Total current liabilities	7,272	6,225

Lease liabilities, long-term portion	2,179	1,258
Total liabilities	9,451	7,483

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.001, 200,000,000 shares authorized; 44,840,416 and 38,139,144 shares issued and outstanding, respectively	45	38
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	315,780	295,468
Accumulated other comprehensive income	(5)	9
Accumulated deficit	(292,466)	(283,538)
Total stockholders’ equity	22,921	11,544

Total Liabilities and Stockholders’ Equity	$32,372	$19,027

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation
Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$-	$-

Operating expenses:
Research and development	5,778	4,698
General and administrative	3,393	3,118
Total operating expenses	9,171	7,816

Operating loss	(9,171)	(7,816)

Other income:
Interest income	173	184
Bond accretion income	70	140
Total other income	243	324

Net loss	$(8,928)	$(7,492)

Net loss per share - basic and diluted	$(0.20)	$(0.21)

Weighted-average shares outstanding- basic and diluted	44,150,958	34,926,075

Other comprehensive loss:
Unrealized loss on marketable securities	(14)	(35)
Comprehensive loss	$(8,942)	$(7,527)

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2025	38,139,144	$38	(433,333)	$(433)	$295,468	$9	$(283,538)	$11,544
Stock compensation	-	-	-	-	1,394	-	-	1,394
Unrealized loss on marketable securities	-	-	-	-	-	(14)	-	(14)
Fair value of vested restricted stock units	29,063	-	-	-	319	-	-	319
Cost of stock option modifications and repricing	-	-	-	-	68	-	-	68
Issuance of common stock for cash	6,666,667	7	-	-	18,518	-	-	18,525
Issuance of common stock upon exercise of stock options	5,542	-	-	-	13	-	-	13
Net loss during the three months ended March 31, 2026	-	-	-	-	-	-	(8,928)	(8,928)
Balance, March 31, 2026	44,840,416	$45	(433,333)	$(433)	$315,780	$(5)	$(292,466)	$22,921

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2024	34,728,140	$35	(433,333)	$(433)	$278,001	$64	$(251,393)	26,274
Unrealized loss on marketable securities	-	-	-	-	-	(35)	-	(35)
Stock compensation	-	-	-	-	1,423	-	-	1,423
Issuance of common stock for cash	3,000,000	3	-	-	9,550	-	-	9,553
Fair value of vested restricted stock units	-	-	-	-	103	-	-	103
Cost of stock option repricing	-	-	-	-	6	-	-	6
Issuance of common stock upon exercise of stock options	5,000	-	-	-	14	-	-	14
Net loss during the three months ended March 31, 2025	-	-	-	-	-	-	(7,492)	(7,492)
Balance, March 31, 2025	37,733,140	$38	(433,333)	$(433)	$289,097	$29	$(258,885)	$29,846

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation
Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Cash Flows from operating activities
Net loss	$(8,928)	$(7,492)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9	59
Net amortization of premiums and discounts on marketable securities	(70)	(140)
Right-of-use asset	89	80
Stock compensation	1,394	1,423
Fair value of restricted stock units	319	103
Cost of stock option modifications and repricing	68	6
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10)	(171)
Accounts payable and accrued expenses	1,737	1,118
Accrued payroll and payroll taxes	(580)	(340)
Lease liability	(87)	(81)
Net cash used in operating activities	(6,059)	(5,435)

Cash Flows from investing activities
Purchases of property and equipment	(921)	(30)
Purchase of marketable securities	(14,398)	(2,461)
Proceeds from maturities of marketable securities	6,780	6,000
Net cash (used in) provided by investing activities	(8,539)	3,509

Cash Flows from financing activities
Proceeds from the exercise of stock options	13	14
Proceeds from common stock issued	18,525	9,553
Net cash provided by financing activities	18,538	9,567

Net increase in cash, cash equivalents and restricted cash	3,940	7,641

Cash, cash equivalents and restricted cash
BEGINNING OF PERIOD	5,333	8,565
END OF PERIOD	$9,273	$16,206
Supplemental non-cash financing disclosures:
Unrealized loss on marketable securities	$14	$35
Remeasurement of right of use asset and lease liability upon lease extension	$896	$-

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

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced recurring losses from operations since inception and incurred a net loss of $8.9 million and cash used in operations of $6.1 million during the three months ended March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2026, the Company had $9.3 million in cash, cash equivalents and restricted cash ($2.0 million in restricted cash) and $16.9 million in marketable securities. However, the Company does not have any committed external source of funds or other support for our development efforts, except for the license agreement (Newsoara License Agreement) the Company entered into with Newsoara BioPharma Co. Ltd, in September 2021 which was subsequently assigned to Newsoara HYK Biopharmaceuticals Co., Ltd. (Newsoara). Until the Company can generate sufficient product revenue to finance its cash requirements, which it may never do, the Company expects to finance its future cash needs through a combination of public or private equity offerings, which may include sales under an “at-the-market” offering program pursuant to the sales agreement the Company has with TD Securities (USA) LLC, debt and/or other capital sources such as milestone payments, royalties or other payments or funding from existing or potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on its research and development plans, the Company expects that its existing cash, cash equivalents, restricted cash and marketable securities will fund its planned operations into the first quarter of 2027. In addition, because the design and outcome of its anticipated and any future clinical trials are highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. The Company’s existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate.

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

Basis of Presentation

The interim condensed financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the SEC regarding interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report.

In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position as of March 31, 2026. Operating results and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the significant accounting policies disclosed in the Annual Report.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition as cash equivalents. As of March 31, 2026 and December 31, 2025, cash equivalents were comprised of money market funds that totaled $5.0 million and $3.0 million, respectively.

At March 31, 2026 and December 31, 2025, there was $2.0 million restricted cash that is held as a refundable security deposit for an equipment lease (see Note 7).

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive loss and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the Statements of Operations and Comprehensive Loss. There were no realized gains or losses during the three months ended March 31, 2026 and 2025. Bonds with maturity dates subsequent to March 31, 2027, are classified as long-term marketable securities, while bonds with maturity dates on or before March 31, 2027, are classified as short-term.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2026 and 2025, comprehensive loss included $14 and $35 of unrealized loss on marketable securities, net of tax, respectively.

Recent Accounting Pronouncements

In November 2024, Financial Accounting Standards Board (FASB) issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on its financial statement disclosures.

NOTE 3 – LICENSE AGREEMENTS

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

The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruptions, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of March 31, 2026 and December 31, 2025, the Company did not have any financial assets based on Level 3 measurements.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$5,003	$-	$-	$5,003
Available-for-sale securities:
US Government Agency bonds	-	8,236	-	8,236
US Treasury bonds	-	8,700	-	8,700
Total financial assets	$5,003	$16,936	$-	$21,939

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$2,953	$-	$-	$2,953
Available-for-sale securities:
US Government Agency bonds	-	7,983	-	7,983
US Treasury bonds	-	1,279	-	1,279
Total financial assets	$2,953	$9,262	$-	$12,215

The underlying securities in the money market funds held by the Company are all government backed securities.

Cash equivalents consisted of money market funds at March 31, 2026 and December 31, 2025. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. U.S. Government Agency bonds and U.S. Treasury bonds are government backed securities representing a Level 2 measurement.

NOTE 5 – INVESTMENTS

The Company’s marketable securities by type, consisted of the following:

	As of March 31, 2026 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government Agency bonds	$8,240	$-	$(4)	$8,236
US Treasury bonds	8,704	-	(4)	8,700
	$16,944	$-	$(8)	$16,936

	As of December 31, 2025 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government Agency bonds	$7,977	$6	$-	$7,983
US Treasury bonds	1,279	-	-	1,279
	$9,256	$6	$-	$9,262

As of March 31, 2026 and December 31, 2025, all available-for-sale securities consisted of investments that mature within one year.

No credit-related losses or impairments have been recognized on the Company’s marketable securities in available-for-sale securities during the three months ended March 31, 2026 and 2025.

NOTE 6 – BALANCE SHEET ACCOUNTS

Property and Equipment

The following table summarizes the Company’s major classes of property and equipment:

	March 31, 2026	December 31, 2025
	(in thousands)
Furniture and office equipment	$154	$148
Laboratory equipment	2,918	2,918
Computer equipment	127	127
Leasehold improvements	557	557
Manufacturing equipment	7	-
Construction in progress	3,255	2,347
Total gross carrying amount	7,018	6,097
Less: accumulated depreciation and amortization	(3,937)	(3,927)
Property and equipment, net	$3,081	$2,170

Depreciation expense for each of the three months ended March 31, 2026 and 2025 was $9 and $59, respectively.

Construction in progress is related to developments of the Company’s manufacturing and laboratory facilities in San Diego, California.

Accrued Expense

Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued research and development expenses	$5,123	$3,903
Accrued personnel-related expenses	861	1,440
Other	972	455
Total accrued expenses	$6,956	$5,798

As of March 31, 2026, the Company’s accrued research and development expenses were primarily attributable to ongoing clinical trial operations.

NOTE 7 – LEASES

Westlake Village, California: The Company leases 4,050 square feet of office space located at 2625 Townsgate Road for its corporate headquarters. The lease expires on July 14, 2027. The lease contains an option to renew for two additional five-year terms and first right of refusal for certain additional space at the same premises. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of March 31, 2026.

San Diego, California: The Company leases 6,755 square feet of office and research and development laboratory space located at 6365 Marindustry Drive. The lease was extended to expire on October 31, 2035.

The Company also leases 7,569 square feet of manufacturing space located at 6335 Marindustry Drive, in which the lease was extended to expire on October 31, 2035.

During March 2026, the Company executed an amendment to extend the lease term for both San Diego facilities. The extension modified the lease term and resulted in a reassessment of the lease liability and right-of-use asset. As a result of the extension, the Company remeasured the lease liability using a revised discount rate as of the modification date and recorded a corresponding adjustment to the right-of-use asset.

Manufacturing equipment lease: On September 4, 2025, the Company entered into written agreements (Equipment Agreements), whereby the Company agreed to acquire certain equipment through a financing arrangement structured as a finance lease. Lease commencement will occur when the equipment is made available to the Company, which is the final onsite installation date and is expected to be approximately 14 months after the execution of the Equipment Agreements, or approximately November 2026. The Company has the option to purchase the asset at the end of the lease term for the amount of $1. At that time, recognition of the related finance lease asset and liability commences. Upon commencement, the lease term will be 60 months (Initial Term), with future lease payments up to approximately $6.2 million. The Company has the right to terminate the lease without cause at the end of the Initial Term or any term thereafter upon 90 days prior written notice without incurring penalties or interest.

As of March 31, 2026, no right-of-use asset or liability has been recognized in the financial statements, as the Company does not have possession of the equipment. The Equipment Agreements also include a refundable security deposit, equal to $2.0 million as of March 31, 2026, which is classified as restricted cash on the Company’s condensed balance sheet.

The components of lease assets and liabilities along with their classification on the Company’s condensed balance sheets were as follows:

Lease Assets and Liabilities	Classification	March 31, 2026	December 31, 2025
		(in thousands)
Operating lease assets	Right-of-use assets	$2,393	$1,583
Current operating lease liabilities	Lease liabilities	316	427
Non-current operating lease liabilities	Lease liabilities, net of current portion	2,179	1,258

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Lease Cost Classification
Research and development	$48	$26
General and administrative expense	11	13

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2026:

Year	Amounts
(in thousands)
2026 (remainder)	$403
2027	489
2028	326
2029	336
2030	347
Thereafter	1,883
Total	$3,784
Less imputed interest	1,289
Total operating lease liabilities (include current portion)	$2,495

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and thereafter on a month-to-month basis. Rent expense was de minimis during the periods ended March 31, 2026 and 2025, respectively. In February 2026, the Company terminated the lease agreement effective March 31, 2026.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2026.

NOTE 9 – STOCKHOLDERS’ EQUITY

The following table summarizes the Company’s shares of preferred stock and common stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
As of March 31, 2026
Preferred Stock	0.001	10,000,000	-	-
Common Stock	0.001	200,000,000	44,840,416	44,840,416

As of December 31, 2025
Preferred Stock	0.001	10,000,000	-	-
Common Stock	0.001	200,000,000	38,139,144	38,139,144

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of its common stock. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Company’s board of directors (the Board) out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shares of common stock do not include conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of March 31, 2026, and December 31, 2025, there were 44,840,416 and 38,139,144 shares of common stock issued and outstanding, respectively.

In January 2026, the Company completed an underwritten offering of 6,666,667 shares of its common stock at an offering price of $3.00 per share. The net proceeds received from the offering were $18.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

NOTE 10 – STOCK BASED COMPENSATION

In August 2009, the Board approved the adoption of the 2009 Equity Incentive Plan (the 2009 Plan). No shares are available for grant under the 2009 Plan.

In September 2018, the Board approved the adoption of the 2019 Equity Incentive Plan (the 2019 Plan). No shares are available for grant under the 2019 Plan.

In June 2022, the Board approved the adoption of the 2022 Equity Incentive Plan (the 2022 Plan). The 2022 Plan provides for the grant of incentive stock options (ISOs) to employees, including employees of any parent or subsidiary, and for the grant of non-qualified stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of its affiliates. The 2022 Plan is a successor to the 2019 Plan. The aggregate number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of its common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. In January 2026, the number of shares available to be issued under the 2022 Plan automatically increased by 1,906,957 shares, as determined by the 2022 Plan. As of March 31, 2026, the total number of shares reserved for issuance was 3,179,349.

In September 2023, the Board approved the adoption of the Company’s 2023 Inducement Plan (the Inducement Plan) to reserve 1,000,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan provides for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based cash and stock awards, and other stock-based awards. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2022 Plan. In June 2025, the Board approved an increase to the number of shares of the Company’s common stock available for issuance under the Inducement Plan by 1,000,000 shares. As of March 31, 2026, the total number of shares reserved for issuance under the inducement Plan was 847,101.

The following table presents a summary of awards outstanding:

	March 31, 2026
	2009 Plan	2019 Plan	2022 Plan	Inducement Plan	Total
Stock options	1,497,118	1,634,924	2,644,838	1,141,300	6,918,180
RSUs	-	-	1,185,494	-	1,185,494
	1,497,118	1,634,924	3,830,332	1,141,300	8,103,674

The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
General and administrative	$966	$1,036
Research and development	815	496
	$1,781	$1,532

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock Options	$1,462	$1,429
RSUs	319	103
	$1,781	$1,532

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	1,221,432	$4.41
Granted	-	-
Vested	(29,063)	5.64
Forfeited	(6,875)	2.29
Outstanding, March 31, 2026	1,185,494	$5.30

As of March 31, 2026, $3.7 million of unamortized stock compensation expense remains.

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

In September 2022, the Board approved a stock option repricing whereby the exercise price of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, was adjusted to $6.00 per share, the closing price of the Company’s initial public offering. The total cost of the repricing was $2.73 million, of which $2.72 million was recorded as of December 31, 2024, and the remaining cost was recorded during the twelve months ended December 31, 2025.

The assumptions used for the options granted during the period are as follows:

	Three Months Ended March 31,
	2026	2025
Exercise prices	$4.55	$3.95
Expected dividend yield	-	-
Expected volatility	109%	100%
Risk-free interest rate	3.7%	4.4%
Expected term of options	7.0	7.0

The table below summarizes the Company’s stock option activities for the three months ended March 31, 2026:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Terms (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,711,979	$3.92	4.06	-
Granted	288,154	3.60
Cancelled	(18,492)	2.65
Exercised	(5,542)	2.29
Expired	(57,919)	5.67
Outstanding at March 31, 2026	6,918,180	$5.20	6.33	162
Vested and exercisable, March 31, 2026	4,337,341	$5.03	3.95	-
Unvested, March 31, 2026	2,580,839

As of March 31, 2026, unvested stock option expense of $10.9 million remained and will be amortized over the remaining vesting period, through January 2030.

Stock Warrants

The table below summarizes the Company’s warrants activities for the three months ended March 31, 2026:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2025	7,930,785	$3.00 – 9.00	$5.30
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2026	7,930,785	$3.00 – 9.00	$5.30
Vested and exercisable, March 31, 2026	7,930,785	$3.00 – 9.00	$5.30

There is no intrinsic value for warrant shares outstanding at March 31, 2026.

Employee Stock Purchase Plan

The Company’s 2022 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 15% of their earnings: (i) on May 16th of each year at a 15% discount of the fair market value of the Company’s common stock on November 17th of the previous year or May 16th of the then-current year, whichever is lower, and (ii) on November 15th of each year at a 15% discount of the fair market value of the Company’s common stock on May 17th or November 15th of the then-current year, whichever is lower. The ESPP includes an “evergreen” feature, which provides that an additional number of shares of common stock will automatically be added to the shares authorized for issuance under the ESPP on January 1st of each year, beginning on January 1, 2024 and ending on (and including) January 1, 2032. The number of shares added each calendar year will equal the lesser of 1% of the Company’s common stock outstanding on December 31st of the preceding calendar year or 2,100,000 or a lesser number as determined by the Board. In January 2026, the number of shares available to be issued under the ESPP automatically increased by 381,391 shares, as determined by the Plan. During the three months ended March 31, 2026, no shares were purchased under the ESPP and as of March 31, 2026, 1,590,932 shares remain authorized and available for issuance.

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

The basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	Three Months Ended March 31,
	2026	2025
Stock options	6,918,180	5,491,921
Stock warrants	7,930,785	8,017,975
Restricted stock units	1,185,494	579,714
Total	16,034,459	14,089,610

NOTE 12 – SEGMENT INFORMATION

The Company operates as a single  reportable segment as a clinical stage biopharmaceutical company. The Company’s current focus is on developing oncolytic immunotherapies for the treatment of cancer. Segment profit or loss is measured as the net loss reported in the Company’s condensed statements of operations and comprehensive loss.

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (CODM). The CODM evaluates performance, allocates resources and conducts planning and forecasting using financial information as presented in the condensed statements of operations. In addition, the CODM reviews research and development expenses by program.

The table below details the Company’s revenues and expenses and reconciles those amounts to the Company’s net loss as computed under GAAP in the statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$-	$-

Less:
Research and development, excluding salaries	4,607	3,868
Salaries	2,069	1,494
Insurance	271	219
Stock-based compensation	1,781	1,533
Operating expenses	441	702
Operating loss	9,169	7,816
Other income	241	324
Net loss	$(8,928)	$(7,942)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements of Genelux Corporation (Genelux, Company, we, us, or our) and accompanying notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and the financial statements and accompanying notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2025. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report.

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

Since inception, we have incurred significant operating losses. Our net losses were $8.9 million and $7.5 million for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $292.5 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

In January 2026, we completed an underwritten offering of 6,666,667 shares of our common stock at an offering price of $3.00 per share. The net proceeds received from the offering were $18.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Due to the funds received through this offering, we had stockholders’ equity of $22.9 million at March 31, 2026. We expect our cash, cash equivalents, restricted cash and marketable securities, totaling $26.3 million at March 31, 2026, to last into the first quarter of 2027.

Recent Developments

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

Platinum-relapsed or platinum-refractory advanced SCLC (Ph1b/2 SCLC trial)

The open-label Phase 1b/2 SCLC trial (NCT07136285) is evaluating a single intravenous cycle with multiple doses of Olvi-Vec administered in combination with platinum and etoposide chemotherapy in SCLC patients with platinum-relapsed or platinum-refractory disease after failing previous treatment with platinum and etoposide chemotherapy. The trial is being conducted by the Company’s licensing partner, Newsoara HYK Biopharmaceuticals Co., Ltd. (Newsoara), in China.

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

Officer Appointment

In January 2026, the Company announced the appointment of Jason Litten, M.D. as Chief Medical Officer.

Results of Operations

Net Sales

No revenue was recognized during the three months ended March 31, 2026 and 2025, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$-	$-	$-

Operating expenses:
Research and development	5,778	4,698	1,080
General and administrative	3,393	3,118	275
Total operating expenses	9,171	7,816	1,355

Operating loss	(9,171)	(7,816)	(1,355)
Other income:
Interest income	173	184	(11)
Bond accretion income	70	140	(70)
Total other income	243	324	(81)
Net loss	$(8,928)	$(7,492)	$(1,436)

Research and Development (R&D) Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Employee compensation and related expenses	$1,206	$830	$376
Stock compensation, including the cost of stock options and restricted stock grants	815	496	319
Manufacturing and laboratory materials and other expenses	200	398	(198)
Manufacturing quality services	374	359	15
Clinical and regulatory expenses	3,028	2,344	684
Facility-related expenses, including depreciation	122	170	(48)
Consulting expenses and contract labor	30	99	(69)
Other expenses	3	2	1
Total research and development expenses	$5,778	$4,698	$1,080

R&D expenses increased by $1.1 million for the three months ended March 31, 2026, over the same period in 2025. The increase was primarily driven by $0.7 million in clinical and regulatory expenses relating to increased clinical trial costs associated with our Phase 3 On Prime/GOG-3076 registration trial and $0.4 million in employee compensation and related expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the following periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Employee compensation and related expenses	$915	$716	$199
Stock compensation, including the cost of stock options and restricted stock grants	967	1,037	(70)
Professional services	838	893	(55)
Facility-related expenses	86	81	5
Insurance expenses	272	223	49
Consulting and contract labor expenses	150	74	76
Other expenses	165	94	71
Total general and administrative expenses	$3,393	$3,118	$275

General and administrative expenses increased by $0.3 million for the three months ended March 31, 2026 over the same period in 2025 primarily as a result of an increase of $0.2 million in employee compensation and related expenses.

Other Income

Other income was $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. There was a decrease of $0.08 million in 2026 primarily due to lower bond accretion income.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $8.9 million and cash used in operations of $6.1 million during the three months ended March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to the uncertainty that accompanies our audited financial statements as of and for the year ended December 31, 2025. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its development strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $26.3 million. Apart from payment and reimbursement obligations of Newsoara under a license agreement with Newsoara, we do not have any committed external source of funds or other support for our developmental efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, which may include sales under an “at-the-market” offering program pursuant to our sales agreement (ATM Agreement) with TD Securities (USA) LLC, debt financings and/or other capital sources such as milestone payments, royalties or other payments or funding from existing or potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents, restricted cash and marketable securities will fund our planned operations into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash Flow from:
Operating activities	$(6,059)	$(5,435)
Investing activities	(8,539)	3,509
Financing activities	18,538	9,567
Net increase in cash, cash equivalents and restricted cash	$3,940	$7,641
Cash, cash equivalents and restricted cash at end of period	$9,273	$16,206

During the three months ended March 31, 2026, cash flow used in operating activities was $6.1 million, which consisted of a net loss of $8.9 million, partially offset by an increase in accrued expenses of $1.7 million. Cash used in investing activities was $8.5 million, which was primarily attributable to net maturities of marketable securities of $7.6 million. Cash provided by financing activities of $18.5 million was related to cash received from sale of common stock. See “Stockholders’ Equity” in Note 9 to our condensed financial statements in Part I.

During the three months ended March 31, 2025, cash flow used in operating activities was $5.4 million, which consisted of a net loss of $7.5 million, non-cash expense of stock-related compensation of $1.5 million and accrued expenses of $1.1 million. Cash provided by investing activities was $3.5 million, which was primarily attributable to net purchase of marketable securities of $3.5 million. Cash provided by financing activities of $9.6 million was related to proceeds from the sale of common stock.

Equity Financings

Common Stock Issued for Cash Upon Closing of the Company’s Public Offering

In January 2026, we completed an underwritten offering of 6,666,667 shares of our common stock at an offering price of $3.00 per share. The net proceeds received from the offering were $18.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

We believe that our existing cash, cash equivalents, restricted cash and marketable securities will fund our planned operations into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

●	the costs of conducting preclinical studies and clinical trials;

●	the costs of manufacturing;

●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;

●	the costs, timing, and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

●	our headcount growth and associated costs as we expand our business operations and research and development activities;

●	the costs of operating as a public company; and

●	the impact of geopolitical and macroeconomic events, including future bank failures, new or increased tariffs, funding shortages as governmental and regulatory agencies on which we rely, geopolitical tensions between the United States and China, the Russia/Ukraine conflict, conflicts in the Middle East and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability that may affect our ability to access capital on acceptable terms, if at all.

We anticipate needing to obtain further funding to achieve our business objectives beyond such date.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings, which may include sales under the ATM agreement, debt financings, and/or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common stockholders’ ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our critical accounting policies are described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to these accounting policies during the three months ended March 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of its Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report, other than the updates to the risk factors or new risk factors set forth below.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. Further, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which will impose 100% tariffs on certain patented pharmaceutical products and associated pharmaceutical ingredients. We are assessing the potential impact of the proclamation on our business. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We rely on specialized laboratory equipment, supplies, and materials, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with specialized laboratory equipment used in the manufacture of Olvi-Vec. In addition, such tariffs could increase our supply chain complexity and also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 the Amendment No. 2 of Form S-1 (File No. 333-265828), filed with the SEC on September 19, 2022).

4.3	Form of Underwriter Warrant dated March 26, 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on March 25, 2025).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on May 24, 2024).

10.1*	Executive Employment Offer Letter, dated November 28, 2025, by and between the Registrant and Jason Litten, M.D.

Exhibit Number	Description

10.2*	Fourth Amendment to Industrial/Commercial Multi-Tenant Lease, by and between the Registrant and Marindustry Partners, LP, dated March 20, 2026.

10.3*	Industrial/Commercial Multi-Tenant Lease, by and between the Registrant and Marindustry Partners, LP, dated July 24, 2023.

10.4*	First Amendment to Industrial/Commercial Multi-Tenant Lease, by and between the Registrant and Marindustry Partners, LP, dated March 20, 2026.

10.5	Sales Agreement, dated as of March 19, 2026, by and between the Registrant and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on March 19, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this Quarterly Report on Form 10-Q.
†	This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2026

GENELUX CORPORATION

By:	/s/ Thomas Zindrick, J.D.
Thomas Zindrick, J.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Matthew Pulisic
Matthew Pulisic
Chief Financial Officer
(Principal Financial and Accounting Officer)

