Form 10-Q
period 2026-06-30
GENELUX Corp
filed 2026-08-13
CIK 1231457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of August 11, 2026 was 45,245,335.

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

GENELUX CORPORATION

FORM 10-Q

JUNE 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Genelux Corporation

Condensed Balance Sheets

(in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$9,184	$5,333
Marketable securities	9,486	9,262
Prepaid expenses and other current assets	474	535
Total current assets	19,144	15,130

Property and equipment, net	4,603	2,170
Right of use assets	2,312	1,583
Other assets	146	144
Total Assets	$26,205	$19,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,918	$4,358
Accrued payroll and payroll taxes	754	1,440
Lease liabilities, current portion	326	427
Total current liabilities	7,998	6,225

Lease liabilities, long-term portion	2,094	1,258
Total liabilities	10,092	7,483

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.001, 200,000,000 shares authorized; 45,103,461 and 38,139,144 shares issued and outstanding, respectively	45	38
Treasury stock, 433,333 shares, at cost	(433)	(433)
Additional paid-in capital	318,440	295,468
Accumulated other comprehensive (loss) income	(2)	9
Accumulated deficit	(301,937)	(283,538)
Total stockholders’ equity	16,113	11,544

Total Liabilities and Stockholders’ Equity	$26,205	$19,027

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	6,508	4,758	12,286	9,456
General and administrative	3,137	3,034	6,530	6,152
Total operating expenses	9,645	7,792	18,816	15,608

Operating loss	(9,645)	(7,792)	(18,816)	(15,608)

Other income:
Interest income	127	224	300	408
Bond accretion income	47	112	117	252
Total other income	174	336	417	660

Net loss	$(9,471)	$(7,456)	$(18,399)	$(14,948)

Net loss per share - basic and diluted	$(0.21)	$(0.20)	$(0.41)	$(0.41)

Weighted-average shares outstanding - basic and diluted	44,959,426	37,946,330	44,557,426	36,346,125

Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	3	(26)	(11)	(61)
Comprehensive loss	$(9,468)	$(7,482)	$(18,410)	$(15,009)

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2025	38,139,144	$38	(433,333)	$(433)	$295,468	$9	$(283,538)	$11,544
Fair value of vested options	-	-	-	-	1,394	-	-	1,394
Unrealized loss on marketable securities	-	-	-	-	-	(14)	-	(14)
Fair value of vested restricted stock units	29,063	-	-	-	319	-	-	319
Cost of stock option modifications and repricing	-	-	-	-	68	-	-	68
Issuance of common stock for cash	6,666,667	7	-	-	18,518	-	-	18,525
Issuance of common stock upon exercise of stock options	5,542	-	-	-	13	-	-	13
Net loss during the three months ended March 31, 2026	-	-	-	-	-	-	(8,928)	(8,928)
Balance, March 31, 2026	44,840,416	$45	(433,333)	$(433)	$315,780	$(5)	$(292,466)	$22,921
Fair value of vested options	-	-	-	-	1,417	-	-	1,417
Unrealized gain on marketable securities	-	-	-	-	-	3	-	3
Fair value of vested restricted stock units	123,965	-	-	-	782	-	-	782
Cost of stock option modifications and repricing	-	-	-	-	68	-	-	68
Issuance of common stock for cash	120,087	-	-	-	339	-	-	339
Common stock issued under equity award plans	18,993	-	-	-	54	-	-	54
Net loss during the three months ended June 30, 2026	-	-	-	-	-	-	(9,471)	(9,471)
Balance, June 30, 2026	45,103,461	$45	(433,333)	$(433)	$318,440	$(2)	$(301,937)	$16,113

					Additional	Accumulated Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2024	34,728,140	$35	(433,333)	$(433)	$278,001	$64	$(251,393)	26,274
Fair value of vested options	-	-	-	-	1,423	-	-	1,423
Unrealized loss on marketable securities	-	-	-	-	-	(35)	-	(35)
Fair value of vested restricted stock units	-	-	-	-	103	-	-	103
Cost of stock option repricing	-	-	-	-	6	-	-	6
Issuance of common stock for cash	3,000,000	3	-	-	9,550	-	-	9,553
Issuance of common stock upon exercise of stock options	5,000	-	-	-	14	-	-	14
Net loss during the three months ended March 31, 2025	-	-	-	-	-	-	(7,492)	(7,492)
Balance, March 31, 2025	37,733,140	$38	(433,333)	$(433)	$289,097	$29	$(258,885)	$29,846
Fair value of vested options	-	-	-	-	1,290	-	-	1,290
Unrealized loss on marketable securities	-	-	-	-	-	(26)	-	(26)
Fair value of vested restricted stock units	-	-	-	-	185	-	-	185
Cost of stock option modifications and repricing	-	-	-	-	7	-	-	7
Common stock issued under equity award plans	25,876	-	-	-	52	-	-	52
Net loss during the three months ended June 30, 2025	-	-	-	-	-	-	(7,456)	(7,456)
Balance, June 30, 2025	37,759,016	$38	(433,333)	$(433)	$290,631	$3	$(266,341)	$23,898

The accompanying notes are an integral part of these condensed financial statements.

Genelux Corporation

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025

Cash Flows from operating activities
Net loss	$(18,399)	$(14,948)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20	122
Accretion of discounts on marketable securities	(117)	(157)
Right-of-use asset	170	160
Fair value of vested options	2,818	2,713
Fair value of restricted stock units	1,101	288
Cost of stock option modifications and repricing	136	13
Changes in operating assets and liabilities:
Prepaid expenses and other assets	57	(590)
Accounts payable and accrued expenses	2,562	453
Accrued payroll and payroll taxes	(688)	(387)
Lease liability	(163)	(161)
Net cash used in operating activities	(12,503)	(12,494)

Cash Flows from investing activities
Purchases of property and equipment	(2,453)	(145)
Purchases of marketable securities	(14,398)	(12,999)
Proceeds from maturities of marketable securities	14,280	14,000
Net cash (used in) provided by investing activities	(2,571)	856

Cash Flows from financing activities
Proceeds from common stock issued for Company equity award programs	47	52
Proceeds from the exercise of stock options	13	14
Proceeds from common stock issued	18,865	9,553
Net cash provided by financing activities	18,925	9,619

Net increase (decrease) in cash, cash equivalents and restricted cash	3,851	(2,019)

Cash, cash equivalents and restricted cash
BEGINNING OF PERIOD	5,333	8,565
END OF PERIOD	$9,184	$6,546
Supplemental non-cash financing disclosures:
Unrealized loss on marketable securities	$(11)	$(61)
Remeasurement of right of use asset and lease liability upon lease extension	$896	$-

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

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced recurring losses from operations since inception and incurred a net loss of $18.4 million and cash used in operations of $12.5 million during the six months ended June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm has included an explanatory paragraph in its report on the Company’s December 31, 2025 financial statements with respect to substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2026, the Company had $9.2 million in cash, cash equivalents and restricted cash ($2.0 million in restricted cash) and $9.5 million in marketable securities. However, the Company does not have any committed external source of funds or other support for our development efforts, except for the license agreement (Newsoara License Agreement) the Company entered into with Newsoara BioPharma Co. Ltd, in September 2021 which was subsequently assigned in October 2025 to an affiliate, Newsoara HYK Biopharmaceuticals Co., Ltd. (Newsoara). Until the Company can generate sufficient product revenue to finance its cash requirements, which it may never do, the Company expects to finance its future cash needs through a combination of public or private equity offerings, which may include sales under an “at-the-market” offering program pursuant to the sales agreement the Company has with TD Securities (USA) LLC, debt and/or other capital sources such as milestone payments, royalties or other payments or funding from existing or potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on its research and development plans, the Company expects that its existing cash, cash equivalents, restricted cash and marketable securities will fund its planned operations into the first quarter of 2027. In addition, because the design and outcome of its anticipated and any future clinical trials are highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. The Company’s existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate.

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

In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position as of June 30, 2026. Operating results and cash flows for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the significant accounting policies disclosed in the Annual Report.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition as cash equivalents. As of June 30, 2026 and December 31, 2025, cash equivalents were comprised of money market funds that totaled $3.6 million and $3.0 million, respectively.

At June 30, 2026 and December 31, 2025, there was $2.0 million restricted cash that is held as a refundable security deposit for an equipment lease (see Note 7).

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive loss and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the Statements of Operations and Comprehensive Loss. There were no realized gains or losses during the six months ended June 30, 2026 and 2025. Bonds with maturity dates subsequent to June 30, 2027, are classified as long-term marketable securities, while bonds with maturity dates on or before June 30, 2027, are classified as short-term.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the six months ended June 30, 2026 and 2025, comprehensive loss included $11 and $61 of unrealized loss on marketable securities, net of tax, respectively.

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

The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruptions, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of June 30, 2026 and December 31, 2025, the Company did not have any financial assets based on Level 3 measurements.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$3,592	$-	$-	$3,592
Available-for-sale securities:
US Government Agency bonds	-	5,743	-	5,743
US Treasury bonds	-	3,743	-	3,743
Total financial assets	$3,592	$9,486	$-	$13,078

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$2,953	$-	$-	$2,953
Available-for-sale securities:
US Government Agency bonds	-	7,983	-	7,983
US Treasury bonds	-	1,279	-	1,279
Total financial assets	$2,953	$9,262	$-	$12,215

The underlying securities in the money market funds held by the Company are all government backed securities.

Cash equivalents consisted of money market funds at June 30, 2026 and December 31, 2025. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. U.S. Government Agency bonds and U.S. Treasury bonds are government backed securities representing a Level 2 measurement.

NOTE 5 – INVESTMENTS

The Company’s marketable securities by type, consisted of the following:

	As of June 30, 2026 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government Agency bonds	$5,746	$-	$(3)	$5,743
US Treasury bonds	3,745	-	(2)	3,743
	$9,491	$-	$(5)	$9,486

	As of December 31, 2025 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government Agency bonds	$7,977	$6	$-	$7,983
US Treasury bonds	1,279	-	-	1,279
	$9,256	$6	$-	$9,262

As of June 30, 2026 and December 31, 2025, all available-for-sale securities consisted of investments that mature within one year.

No credit-related losses or impairments have been recognized on the Company’s marketable securities in available-for-sale securities during the six months ended June 30, 2026 and 2025.

NOTE 6 – BALANCE SHEET ACCOUNTS

Property and Equipment

The following table summarizes the Company’s major classes of property and equipment:

	June 30, 2026	December 31, 2025
	(in thousands)
Furniture and office equipment	$154	$148
Laboratory equipment	2,918	2,918
Computer equipment	127	127
Leasehold improvements	557	557
Manufacturing equipment	67	-
Construction in progress	4,727	2,347
Total gross carrying amount	8,550	6,097
Less: accumulated depreciation and amortization	(3,947)	(3,927)
Property and equipment, net	$4,603	$2,170

Depreciation expense for each of the three months ended June 30, 2026 and 2025 was $10 and $62, respectively. Depreciation expense for each of the six months ended June 30, 2026 and 2025 was $20 and $122, respectively.

Construction in progress is related to developments of the Company’s manufacturing and laboratory facilities in San Diego, California.

Accrued Expense

Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued research and development expenses	$6,616	$3,903
Accrued personnel-related expenses	754	1,440
Other	302	455
Total accrued expenses	$7,672	$5,798

As of June 30, 2026, the Company’s accrued research and development expenses were primarily attributable to ongoing clinical trial operations.

NOTE 7 – LEASES

Westlake Village, California: The Company leases 4,050 square feet of office space located at 2625 Townsgate Road for its corporate headquarters. The lease expires on July 14, 2027. The lease contains an option to renew for two additional five-year terms and first right of refusal for certain additional space at the same premises. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of June 30, 2026.

San Diego, California: The Company leases 6,755 square feet of office and research and development laboratory space located at 6365 Marindustry Drive. The lease was extended in March 2026 and expires on October 31, 2035.

The Company also leases 7,569 square feet of manufacturing space located at 6335 Marindustry Drive. The lease was extended in March 2026 and expires on October 31, 2035.

In December 2025, the Company entered into a lease agreement, whereby the Company leases an office space located at 6215 Ferris Square, San Diego. The lease expires on December 31, 2027. The lease contains an option to renew for one additional year. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of December 31, 2025.

During March 2026, the Company executed amendments to extend the lease terms for the facilities located at 6335 Marindustry Drive and 6365 Marindustry Drive. The extensions modified the lease terms and resulted in a reassessment of the lease liability and right-of-use asset. As a result of the extensions, the Company remeasured the lease liability using a revised discount rate as of the modification date and recorded a corresponding adjustment to the right-of-use asset.

Manufacturing equipment lease: On September 4, 2025, the Company entered into written agreements (Equipment Agreements), whereby the Company agreed to acquire certain equipment through a financing arrangement structured as a finance lease. Lease commencement will occur when the equipment is made available to the Company, which is the final onsite installation date and is expected to be approximately 16 months after the execution of the Equipment Agreements, or approximately January 2027. The Company has the option to purchase the asset at the end of the lease term for the amount of $1. At that time, recognition of the related finance lease asset and liability commences. Upon commencement, the lease term will be 60 months (Initial Term), with future lease payments up to approximately $6.2 million. The Company has the right to terminate the lease without cause at the end of the Initial Term or any term thereafter upon 90 days prior written notice without incurring penalties or interest.

As of June 30, 2026, no right-of-use asset or liability has been recognized for the manufacturing equipment lease in the financial statements, as the Company does not have possession of the equipment. The Equipment Agreements also include a refundable security deposit, equal to $2.0 million as of June 30, 2026, which is classified as restricted cash on the Company’s condensed balance sheet.

The components of lease assets and liabilities along with their classification on the Company’s condensed balance sheets were as follows:

Lease Assets and Liabilities	Classification	June 30, 2026	December 31, 2025
		(in thousands)
Operating lease assets	Right-of-use assets	$2,312	$1,583
Current operating lease liabilities	Lease liabilities	326	427
Non-current operating lease liabilities	Lease liabilities, net of current portion	2,094	1,258

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Lease Cost Classification
Research and development	$74	$25	$122	$52
General and administrative expense	2	12	13	25

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2026:

Year	Amounts
(in thousands)
For the remainder of 2026	$270
2027	489
2028	326
2029	336
2030	347
Thereafter	1,883
Total	$3,651
Less: imputed interest	1,231
Total operating lease liabilities (includes current portion)	$2,420

The following table presents supplemental cash flow and other information:

	Six Months ended June 30,
	2026	2025
	(in thousands, except discount rate)
Weighted-average remaining lease term (in years)	8.7	4.8
Weighted-average discount rate (%)	9.7%	6.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$259	$219

Other Leases

In November 2019, the Company entered into a short-term lease agreement for one of its office facilities, which was subsequently extended until December 2022 and thereafter on a month-to-month basis. No rent expense was recorded during the six months ended June 30, 2026 and was de minimis during the six months ended June 30, 2025. In February 2026, the Company terminated the lease agreement effective March 31, 2026.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2026.

NOTE 9 – STOCKHOLDERS’ EQUITY

The following table summarizes the Company’s shares of preferred stock and common stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
As of June 30, 2026
Preferred Stock	0.001	10,000,000	-	-
Common Stock	0.001	200,000,000	45,103,461	45,103,461

As of December 31, 2025
Preferred Stock	0.001	10,000,000	-	-
Common Stock	0.001	200,000,000	38,139,144	38,139,144

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of its common stock. Holders of shares of common stock have full voting rights, one vote for each share held of record. Stockholders are entitled to receive dividends as may be declared by the Company’s board of directors (the Board) out of funds legally available therefore and share pro rata in any distributions to stockholders upon liquidation. Shares of common stock do not include conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of June 30, 2026, and December 31, 2025, there were 45,103,461 and 38,139,144 shares of common stock issued and outstanding, respectively.

In January 2026, the Company completed an underwritten offering of 6,666,667 shares of its common stock at an offering price of $3.00 per share. The net proceeds received from the offering were $18.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In the second quarter of 2026, 120,087 shares of common stock were sold to an existing stockholder under an “at-the-market” offering program pursuant to the Company’s sales agreement (ATM Agreement) with TD Securities (USA) LLC, and the Company received net proceeds of $0.3 million, after deducting discounts and commissions and other offering expenses.

NOTE 10 – STOCK BASED COMPENSATION

In August 2009, the Board approved the adoption of the 2009 Equity Incentive Plan (the 2009 Plan). No shares are available for grant under the 2009 Plan.

In September 2018, the Board approved the adoption of the 2019 Equity Incentive Plan (the 2019 Plan). No shares are available for grant under the 2019 Plan.

In June 2022, the Board approved the adoption of the 2022 Equity Incentive Plan (the 2022 Plan). The 2022 Plan provides for the grant of incentive stock options (ISOs) to employees, including employees of any parent or subsidiary, and for the grant of non-qualified stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance awards (PSUs) and other forms of stock awards to employees, directors, and consultants, including employees and consultants of its affiliates. The 2022 Plan is a successor to the 2019 Plan. The aggregate number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is 2,800,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of its common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. In January 2026, the number of shares available to be issued under the 2022 Plan automatically increased by 1,906,957 shares, as determined by the 2022 Plan. As of June 30, 2026, the total number of shares reserved for issuance was 10,089 which has taken into account 938,069 shares subject to service and performance conditions under PSUs disclosed below.

In September 2023, the Board approved the adoption of the Company’s 2023 Inducement Plan (the Inducement Plan) to reserve 1,000,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan provides for the grant of NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based cash and stock awards, and other stock-based awards. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2022 Plan. In June 2025, the Board approved an increase to the number of shares of the Company’s common stock available for issuance under the Inducement Plan by 1,000,000 shares. As of June 30, 2026, the total number of shares reserved for issuance under the Inducement Plan was 847,101.

The following table presents a summary of awards outstanding:

	June 30, 2026
	2009 Plan	2019 Plan	2022 Plan	Inducement Plan	Total
Stock options	1,497,118	1,595,058	2,742,687	1,152,899	6,987,762
RSUs/PSUs	-	-	4,128,216	-	4,128,216
	1,497,118	1,595,058	6,870,903	1,152,899	11,115,978

The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
General and administrative	$1,398	$870	$2,365	$1,907
Research and development	875	612	1,690	1,107
	$2,273	$1,482	$4,055	$3,014

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Stock Options	$1,482	$1,245	$2,946	$2,674
RSUs/PSUs	783	185	1,101	288
ESPP	8	52	8	52
	$2,273	$1,482	$4,055	$3,014

Restricted Stock Units and Performance Awards

Each RSU granted entitles the holder to receive one share of Company common stock upon the occurrence of certain performance and service conditions. The grant date fair value for RSUs is determined based on the market price of the Company’s common stock on the grant date and expense is recognized on a straight-line basis over the requisite service period for the entire award. RSUs granted typically vest over a period not exceeding four-years. During the six months ended June 30, 2026, the Company granted 2,136,112 RSUs. During the three and six months ended June 30, 2026, the Company recorded amortization expense of $0.6 and $1.0 million related to the fair value of RSUs.

In June 2026, the Board approved the award of PSUs under the 2022 Plan as part of the Company’s equity incentive program for employees. Each PSU entitles the holder to receive one share of Company common stock upon the satisfaction of non-market performance and service conditions. The grant date fair value for the PSUs is determined based on the market price of the Company’s common stock on the grant date and expense is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition at each reporting period, and cumulative expense is adjusted (including reversal of previously recognized expense) if achievement is no longer considered probable. The Company granted to employees 938,069 PSUs. As of June 30, 2026, the Company determined that achievement of the performance condition is probable and expects to recognize total expense of $2.8 million over the requisite service period through June 2027. During the three and six months ended June 30, 2026, the Company recorded amortization expense of nil and $0.1 million related to the fair value of PSUs.

The following table summarizes the activity of the Company’s RSUs and PSUs:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	1,221,432	$4.41
Granted	3,074,181	3.00
Vested	(153,028)	4.53
Forfeited	(14,369)	2.97
Outstanding, June 30, 2026	4,128,216	$3.66

As of June 30, 2026, $6.1 million of unamortized stock compensation expense remains, which the Company expects to recognize over a weighted-average period of four years.

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

In September 2025, the Board approved a reduction in the exercise prices of certain stock options held by employees to purchase shares of the Company’s common stock under the Company’s 2022 Plan, 2019 Plan and 2009 Plan that had exercise prices greater than $5.00 per share. The exercise price for such options was reduced to $3.33 per share, which was the closing price of the common stock on September 1, 2025, the effective date of the reduction. The total cost of the repricing was $1.3 million, of which $0.7 million was recorded as of December 31, 2025. During the three and six months ended June 30, 2026, the Company recorded amortization expense of $0.07 million and $0.1 million related to the cost of the repricing, respectively. The remainder of the cost will be recorded over the future vesting periods of the options.

In September 2022, the Board approved a stock option repricing whereby the exercise price of previously granted and unexercised options held by certain employees, directors and key advisers with exercise prices between $9.00 and $10.50 per share, was adjusted to $6.00 per share, the closing price of the Company’s initial public offering. The total cost of the repricing was $2.73 million, of which $2.72 million was recorded as of December 31, 2024, and the remaining cost was recorded during the year ended December 31, 2025.

The assumptions used for the options granted during the period are as follows:

	Six Months Ended June 30,
	2026	2025
Exercise prices	$3.03	$3.95
Expected dividend yield	-	-
Expected volatility	109%	100%
Risk-free interest rate	4.2%	4.4%
Expected term of options	6.3	7.0

The table below summarizes the Company’s stock option activities for the six months ended June 30, 2026:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Terms (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,711,979	$3.92	6.51	$5,863
Granted	426,168	3.19
Cancelled	(18,492)	2.65
Exercised	(5,542)	2.29
Expired	(126,351)	4.83
Outstanding at June 30, 2026	6,987,762	$4.22	7.21	$650
Vested and exercisable, June 30, 2026	4,514,608	$5.02	3.98	-
Unvested, June 30, 2026	2,473,154

As of June 30, 2026, unvested stock option expense of $10.2 million remained and will be amortized over the remaining vesting period, through January 2030.

Stock Warrants

The table below summarizes the Company’s warrants activities for the six months ended June 30, 2026:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2025	7,930,785	$3.00 – $9.00	$5.30
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	(177,395)	9.00	9.00
Outstanding, June 30, 2026	7,753,390	$3.00 – $9.00	$5.22
Vested and exercisable, June 30, 2026	7,753,390	$3.00 – $9.00	$5.22

There is no intrinsic value for warrant shares outstanding at June 30, 2026.

Employee Stock Purchase Plan

The Company’s 2022 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 15% of their earnings: (i) on May 16th of each year at a 15% discount of the fair market value of the Company’s common stock on November 17th of the previous year or May 16th of the then-current year, whichever is lower, and (ii) on November 15th of each year at a 15% discount of the fair market value of the Company’s common stock on May 17th or November 15th of the then-current year, whichever is lower. The ESPP includes an “evergreen” feature, which provides that an additional number of shares of common stock will automatically be added to the shares authorized for issuance under the ESPP on January 1st of each year, beginning on January 1, 2024 and ending on (and including) January 1, 2032. The number of shares added each calendar year will equal the lesser of 1% of the Company’s common stock outstanding on December 31st of the preceding calendar year or 2,100,000 or a lesser number as determined by the Board. In January 2026, the number of shares available to be issued under the ESPP automatically increased by 381,391 shares, as determined by the Plan. During the six months ended June 30, 2026, 18,993 shares were purchased under the ESPP and as of June 30, 2026, 1,571,939 shares remain authorized and available for issuance.

NOTE 11 – NET LOSS PER SHARE

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

The basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	Six Months Ended June 30,
	2026	2025
Stock options	6,987,762	5,353,751
Stock warrants	7,753,390	8,017,975
RSUs and PSUs	4,128,216	590,377
Total	18,869,368	13,962,103

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

The table below details the Company’s revenues and expenses and reconciles those amounts to the Company’s net loss as computed under GAAP in the statements of operations and comprehensive loss:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Revenue	$-	$-

Less:
Research and development, excluding salaries	4,657	3,113
Salaries	2,052	1,809
Insurance	176	214
Stock-based compensation	2,273	1,482
Operating expenses	487	1,174
Operating loss	(9,645)	(7,792)
Other income	174	336
Net loss	$(9,471)	$(7,456)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Revenue	$-	$-

Less:
Research and development, excluding salaries	8,449	6,485
Salaries	4,122	3,303
Insurance	447	432
Stock-based compensation	4,055	3,014
Operating expenses	1,743	2,374
Operating loss	(18,816)	(15,608)
Other income	417	660
Net loss	$(18,399)	$(14,948)

NOTE 13 – SUBSEQUENT EVENTS

In July 2026, 105,000 shares of common stock were sold to an existing stockholder under an “at-the-market” offering program pursuant to the Company’s sales agreement (ATM Agreement) with TD Securities (USA) LLC, and the Company received net proceeds of $0.3 million, after deducting discounts and commissions and other offering expenses.

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

Since inception, we have incurred significant operating losses. Our net losses were $18.4 million and $14.9 million for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $301.9 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

As a result, we will require substantial additional funding to support our continuing operations and to pursue our growth strategy. Until we generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, which may include sales under the ATM Agreement, debt and/or other sources, such as milestone payments, royalties or other payments or funding from existing or potential collaboration agreements, strategic alliances, licensing arrangements and other arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Failure to raise capital or enter into such agreements as and when needed, could have a material adverse effect on our business, results of operations and financial condition.

In January 2026, we completed an underwritten offering of 6,666,667 shares of our common stock at an offering price of $3.00 per share. The net proceeds received from the offering were $18.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In the second quarter of 2026, we sold 120,087 shares of our common stock to an existing stockholder under an “at-the-market” offering program pursuant to our sales agreement (ATM Agreement) with TD Securities (USA) LLC. The net proceeds received from such sales were $0.3 million after deducting discounts and commissions and other offering expenses.

Due to the funds received through these sales under the ATM Agreement and the offering, we had stockholders’ equity of $16.1 million at June 30, 2026. We expect our cash, cash equivalents, restricted cash and marketable securities, totaling $18.7 million at June 30, 2026, to last into the first quarter of 2027.

Recent Developments

Publication

In June 2026, we announced the publication of translational and clinical findings from our Phase 1b/2 VIRO-15 trial of Olvi-Vec-primed immunochemotherapy in heavily pretreated patients with platinum-resistant/refractory ovarian cancer. The data were presented in Gynecologic Oncology Reports, a peer-reviewed journal. The publication reports data from translational analyses conducted as part of the Phase 1b/2 VIRO-15 study in patients with PRROC, evaluating the biological effects of Olvi-Vec on the tumor microenvironment and its impact on clinical response and survival. The clinical results are consistent with preclinical results generated by us with Olvi-Vec showing in vitro viral permissivity and tumor vulnerability and the effect of Olvi-Vec primed immunochemotherapy in a mouse model of platinum-resistant ovarian cancer.

ATM Sales

In the second quarter of 2026, we sold 120,087 shares of our common stock to an existing stockholder under an “at-the-market” offering program pursuant to the ATM Agreement. The net proceeds received from such sales were $0.3 million, after deducting commissions.

Results of Operations

Net Sales

No revenue was recognized during the six months ended June 30, 2026 and 2025, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Revenue	$-	$-	$-

Operating expenses:
Research and development	6,508	4,758	1,750
General and administrative	3,137	3,034	103
Total operating expenses	9,645	7,792	1,853

Operating loss	(9,645)	(7,792)	(1,853)
Other income:
Interest income	127	224	(97)
Bond accretion income	47	112	(65)
Total other income	174	336	(162)
Net loss	$(9,471)	$(7,456)	$(2,015)

Research and Development (R&D) Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Employee compensation and related expenses	$1,179	$1,034	$145
Stock compensation, including the cost of stock options and restricted stock grants	875	612	263
Manufacturing and laboratory materials and other expenses	127	442	(315)
Manufacturing quality services	104	378	(274)
Clinical and regulatory expenses	4,031	2,000	2,031
Facility-related expenses, including depreciation	121	192	(71)
Consulting expenses and contract labor	62	97	(35)
Other expenses	9	3	6
Total research and development expenses	$6,508	$4,758	$1,750

R&D expenses increased by $1.8 million for the three months ended June 30, 2026, over the same period in 2025. The increase was primarily driven by clinical and regulatory expenses relating to increased clinical trial costs associated with our Phase 3 On Prime/GOG-3076 registration trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the following periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Employee compensation and related expenses	$890	$877	$13
Stock compensation, including the cost of stock options and restricted stock grants	1,398	870	528
Professional services	402	558	(156)
Facility-related expenses	49	102	(53)
Insurance expenses	178	219	(41)
Consulting and contract labor expenses	82	118	(36)
Other expenses	138	290	(152)
Total general and administrative expenses	$3,137	$3,034	$103

General and administrative expenses increased by $0.1 million for the three months ended June 30, 2026 over the same period in 2025 primarily as a result of an increase of $0.5 million in stock compensation partially offset by $0.3 million reduction in professional services and other expenses.

Other Income

Other income was $0.2 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. There was a decrease of $0.1 million in 2026 primarily due to lower bond accretion income.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the following periods indicated (in thousands):

	Six Months Ended
	June 30,
	2026	2025	Change
Revenues	$-	$-	$-

Operating expenses:
Research and development	12,286	9,456	2,830
General and administrative	6,530	6,152	378
Total operating expenses	18,816	15,608	3,208

Loss from operations	(18,816)	(15,608)	(3,208)

Other income:
Interest income	300	408	(108)
Bond Accretion Income	117	252	(135)
Total other income	417	660	(243)
Net loss	$(18,399)	$(14,948)	$(3,451)

Research and Development (R&D) Expenses

The following table summarizes our research and development expenses for the following periods indicated (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change
Employee compensation and related expenses	$2,385	$1,864	$521
Stock compensation, including the cost of stock options and restricted stock grants	1,690	1,107	583
Manufacturing and laboratory materials and other expenses	327	840	(513)
Manufacturing quality services	478	737	(259)
Clinical and regulatory expenses	7,059	4,344	2,715
Facility-related expenses, including depreciation	243	362	(119)
Consulting expenses and contract labor	92	196	(104)
Other expenses	12	6	6
Total research and development expenses	$12,286	$9,456	$2,830

R&D expenses increased by $2.8 million for the six months ended June 30, 2026, over the same period in 2025. The increase was primarily driven by clinical and regulatory expenses relating to our Phase 3 On Prime/GOG-3076 registration trial in 2026.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the following periods indicated (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change
Employee compensation and related expenses	$1,805	$1,593	$212
Stock compensation, including the cost of stock options and restricted stock grants	2,365	1,907	458
Professional services	1,240	1,451	(211)
Facility-related expenses	135	183	(48)
Insurance expenses	450	442	8
Consulting and contract labor expenses	232	192	40
Other expenses	303	384	(81)
Total general and administrative expenses	$6,530	$6,152	$378

General and administrative expenses increased by $0.4 million for the six months ended June 30, 2026 over the same period in 2025 primarily as a result of a $0.5 million increase in stock compensation partially offset by $0.2 million decrease of professional services.

Other Income

Other income was $0.4 million and $0.7 million for the six months ended June 30, 2026, and 2025, respectively. The decrease of $0.3 million in 2026 is primarily due to lower bond accretion income.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we have experienced recurring losses from operations since inception and incurred a net loss of $18.4 million and cash used in operations of $12.5 million during the six months ended June 30, 2026. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to the uncertainty that accompanies our audited financial statements as of and for the year ended December 31, 2025. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our development strategies. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $18.7 million. Apart from payment and reimbursement obligations of our licensing partner, Newsoara HYK Biopharmaceuticals Co., Ltd. (Newsoara), under a license agreement with Newsoara, we do not have any committed external source of funds or other support for our developmental efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, which may include sales under our ATM Agreement, debt financings and/or other capital sources such as milestone payments, royalties or other payments or funding from existing or potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents, restricted cash and marketable securities will fund our planned operations into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Olvi-Vec or any future product candidates. Our existing cash balance may not be sufficient to complete the development of Olvi-Vec or any other product candidate.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash Flow from:
Operating activities	$(12,503)	$(12,494)
Investing activities	(2,571)	856
Financing activities	18,925	9,619
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,851	$(2,019)
Cash, cash equivalents and restricted cash at end of period	$9,184	$6,546

During the six months ended June 30, 2026, cash flow used in operating activities was $12.5 million, which consisted of a net loss of $18.4 million, partially offset by non-cash expense of stock compensation of $4.0 million and increase in accrued expenses of $2.6 million. Cash used in investing activities was $2.6 million, which was primarily attributable to manufacturing facility enhancements and related equipment for $2.5 million and net purchases of marketable securities of $0.1 million. Cash provided by financing activities of $18.9 million was related to cash received from sale of common stock. See “Stockholders’ Equity” in Note 9 to our condensed financial statements in Part I.

During the six months ended June 30, 2025, cash flow used in operating activities was $12.5 million, which consisted of a net loss of $14.9 million and the non-cash expense of stock-related compensation of $3.0 million partially offset by an increase in prepaid expenses of $0.6 million. Cash provided by investing activities amounted to $0.9 million, which was primarily attributable to net maturities of marketable securities of $1.0 million. Cash provided by financing activities of $9.6 million was related to cash received from sale of common stock of $9.6 million. See “Stockholders’ Equity” in Note 9 to our unaudited interim condensed financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

Equity Financings

Common Stock Issued for Cash Under ATM Agreement

In the second quarter of 2026, we sold 120,087 shares of our common stock to an existing stockholder under our ATM Agreement. The net proceeds received from such sales were $0.3 million, after deducting discounts and commissions and other offering expenses.

Common Stock Issued for Cash Upon Closing of the Company’s Public Offering

In January 2026, we completed an underwritten offering of 6,666,667 shares of our common stock at an offering price of $3.00 per share. The net proceeds received from the offering were $18.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, initiate and conduct preclinical studies and clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit reduce or eliminate our research and development programs or future commercialization efforts.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our critical accounting policies are described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to these accounting policies during the six months ended June 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report), which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report, other than the updates to the risk factors or new risk factors set forth below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2026, the following director (as defined in Rule 16a-a(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities as set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Expiration Date	Total Number of Securities to be Sold
John Thomas, Director	Adoption	06/30/2026	X	12/31/2026	Up to 8,914 shares

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on January 30, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-265828), as amended, originally filed with the SEC on August 29, 2022).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.7 the Amendment No. 2 of Form S-1 (File No. 333-265828), filed with the SEC on September 19, 2022).

4.3	Form of Underwriter Warrant dated March 26, 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on March 25, 2025).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41599), filed with the SEC on May 24, 2024).

10.1*	Genelux Corporation Non-Employee Director Compensation Policy

19*	Registrant’s Insider Trading Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the-Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this Quarterly Report on Form 10-Q.
†	This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2026

GENELUX CORPORATION

By:	/s/ Thomas Zindrick, J.D.
Thomas Zindrick, J.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Matthew Pulisic
Matthew Pulisic
Chief Financial Officer
(Principal Financial and Accounting Officer)

